Form 10-Q
period 1998-10-03
SAFELITE GLASS CORP
filed 1998-11-17
CIK 1033671

REPORT ON FORM 10-Q
                      For the quarter ended October 3, 1998




                                ----------------





                              SAFELITE GLASS CORP.
                      (Exact name as specified in charter)




           DELAWARE                                             13-3386709
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                1105 SCHROCK ROAD, COLUMBUS, OHIO 43229 (Address, including zip code of principal executive offices)

                                 (614) 842-3000
                     (Telephone number, including area code)

        As of October 3, 1998 there were  3,414,345  shares  outstanding  of the
Company's  Class  A  Common  Stock  ($.01  par  value)  and  10,412,638   shares
outstanding of the Company's Class B Common Stock ($.01 par value).

                            SAFELITE GLASS CORP. AND SUBSIDIARIES

                                            INDEX

                                                                        Page No.

Part I.        Financial Information
               --------------------------
Item 1.        Financial Statements

               Consolidated Condensed Balance Sheets -
               October 3, 1998 and April 4, 1998                              3

               Consolidated Condensed Statements of Operations -
               Three Months Ended October 3, 1998 and September 27, 1997      4

               Consolidated Condensed Statements of Operations -
               Six Months Ended October 3, 1998 and September 27, 1997        5

               Consolidated Condensed Statements of Cash Flows -
               Six Months Ended October 3, 1998 and September 27, 1997        6

               Notes to Consolidated Condensed Financial Statements       7 - 8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8 - 12

Part II.       Other Information
               ----------------------

Item 6.        Exhibits and Reports on Form 8-K                              13

                                     PART I.

ITEM 1.        Financial Statements

                      SAFELITE GLASS CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                  October 3, 1998  April 4, 1998
ASSETS                                               (Unaudited)
CURRENT ASSETS:
    Cash ...........................................    $   6,281     $  10,254
    Accounts receivable, net .......................       65,793        62,000
    Inventories ....................................       52,928        50,535
    Other current assets ...........................       23,602        29,798
                                                        ---------     ---------
           Total current assets ....................      148,604       152,587
PROPERTY, PLANT AND EQUIPMENT - NET ................       59,522        61,994
INTANGIBLE ASSETS - NET ............................      293,850       292,325
OTHER ASSETS .......................................       20,048        24,873
DEFERRED INCOME TAXES ..............................       47,467        44,576
                                                        ---------     ---------
 TOTAL ASSETS ......................................    $ 569,491     $ 576,355
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable ...............................    $  52,938     $  43,480
    Current portion - long term debt ...............       10,665         5,941
    Accrued expenses:
        Payroll and related items ..................        9,718         9,669
        Self-insurance reserves ....................        6,998         7,018
        Restructuring reserves .....................        9,397        22,390
        Accrued interest ...........................        3,772         8,695
        Other ......................................       10,410        15,075
                                                        ---------     ---------
           Total current liabilities ...............      103,898       112,268
LONG-TERM DEBT - LESS CURRENT PORTION ..............      501,776       497,645
OTHER LONG-TERM LIABILITIES ........................       11,111        14,853
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock issued, 8%, $0.01 par value ....            0             0
    Class A common stock issued, $0.01 par value ...           38            38
    Class B common stock issued, $0.01 par value ...          104           104
    Additional paid-in capital .....................      324,879       324,879
    Accumulated deficit ............................     (360,960)     (362,077)
    Other ..........................................      (11,355)      (11,355)
                                                        ---------     ---------
           Total stockholders' deficit .............      (47,294)      (48,411)
                                                        ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ........    $ 569,491     $ 576,355
                                                        =========     =========

            See notes to consolidated condensed financial statements.

                      SAFELITE GLASS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                       Three Months Ended
                                              October 3, 1998 September 27, 1997
                                                 (Unaudited)     (Unaudited)
SALES:
    Installation and related services ............     $ 219,447      $ 113,185
    Wholesale ....................................        12,405         13,136
                                                       ---------      ---------
        Total sales ..............................       231,852        126,321
COST OF SALES ....................................       171,530         85,436
                                                       ---------      ---------
GROSS PROFIT .....................................        60,322         40,885
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES .....................................        48,307         27,012
LOSS ON SALE OF SUBSIDIARY .......................          --            5,418
RESTRUCTURING EXPENSES ...........................           713           --
OTHER OPERATING EXPENSES .........................         2,628           --
                                                       ---------      ---------
OPERATING INCOME .................................         8,674          8,455
INTEREST EXPENSE .................................       (11,273)        (6,872)
INTEREST INCOME ..................................            57            358
                                                       ---------      ---------
INCOME (LOSS) BEFORE INCOME TAX PROVISION ........        (2,542)         1,941
INCOME TAX (PROVISION) BENEFIT ...................           210         (3,016)
                                                       ---------      ---------

NET LOSS .........................................     $  (2,332)     $  (1,075)
                                                       =========      =========













            See notes to consolidated condensed financial statements.

                      SAFELITE GLASS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                       Six Months Ended
                                              October 3, 1998 September 27, 1997
                                                (Unaudited)      (Unaudited)
SALES:
    Installation and related services ..........      $ 446,505       $ 226,626
    Wholesale ..................................         26,514          28,816
                                                      ---------       ---------
        Total sales ............................        473,019         255,442
COST OF SALES ..................................        342,262         170,494
                                                      ---------       ---------
GROSS PROFIT ...................................        130,757          84,948
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES ...................................         95,799          56,340
LOSS ON SALE OF SUBSIDIARY .....................           --             5,418
RESTRUCTURING EXPENSES .........................          4,222            --
OTHER OPERATING EXPENSES .......................          3,613            --
                                                      ---------       ---------
OPERATING INCOME ...............................         27,123          23,190
INTEREST EXPENSE ...............................        (22,460)        (13,240)
INTEREST INCOME ................................            212             590
                                                      ---------       ---------
INCOME BEFORE INCOME TAX PROVISION .............          4,875          10,540
INCOME TAX PROVISION ...........................         (3,758)         (6,528)
                                                      ---------       ---------

NET INCOME .....................................      $   1,117       $   4,012
                                                      =========       =========














            See notes to consolidated condensed financial statements.

                      SAFELITE GLASS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Six Months Ended
                                              October 3, 1998 September 27, 1997
                                               (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................   $   1,117    $   4,012
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ..................      11,611        4,129
   Loss on sale of subsidiary .....................        --          5,418
   Deferred income taxes ..........................       2,872        6,528
   (Gain) loss on disposition of assets ...........        (179)           8
   Changes in operating assets and liabilities:
    Accounts receivable ...........................      (3,793)      (2,975)
    Inventories ...................................      (2,393)       4,700
    Accounts payable ..............................       9,458        3,952
    Restructuring reserves ........................     (14,274)        --
    Accrued expenses ..............................      (4,636)       3,900
    Accrued interest ..............................      (4,923)         488
    Other .........................................       1,459      (12,234)
   Cash flows provided by discontinued operations .        --          7,915
                                                      ---------    ---------
    Net cash flows provided by operating activities      (3,681)      25,841
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...........................      (9,338)      (4,963)
   Proceeds from sale of fixed assets .............         191           45
   Net cash transferred upon sale of subsidiary ...        --         (3,407)
                                                      ---------    ---------
    Net cash flows provided by (used in) investing
     activities ...................................      (9,147)      (8,325)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt .....................      (2,995)      (2,699)
   Borrowings on revolver .........................     114,740        3,520
   Payments on revolver ...........................    (102,890)     (11,120)
   Stock transactions .............................        --             40
                                                      ---------    ---------
    Net cash flows provided by (used in) financing
     activities ...................................       8,855      (10,259)
                                                      ---------    ---------
NET DECREASE IN CASH ..............................      (3,973)       7,257
CASH AT BEGINNING OF PERIOD .......................      10,254       16,515
                                                      ---------    ---------
CASH AT END OF PERIOD .............................   $   6,281    $  23,772
                                                      =========    =========

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest .........................   $  26,174    $  11,864
                                                      =========    =========
   Cash paid for income taxes .....................   $     431    $     219
                                                      =========    =========

            See notes to consolidated condensed financial statements.

                      SAFELITE GLASS CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.        Significant Accounting Policies

               The consolidated condensed financial statements of the Company include the accounts of all wholly owned subsidiaries and all significant intercompany amounts have been eliminated. On December 19, 1997, Safelite completed a merger with Vistar, Inc. (the "Vistar Merger"). The merger was accounted for as a purchase; accordingly, the operations of Vistar are included in the Company's financial statements beginning December 19, 1997. Prior to the Vistar Merger, Vistar was the second largest provider of automotive glass replacement and repair services in the United States (see Note 3).

               The balance sheet at April 4, 1998 is condensed financial information taken from the audited balance sheet. The interim consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the consolidated condensed financial statements are considered to be of a normal recurring nature. On May 18, 1998, the Company made the decision to change its fiscal year end from the Saturday closest to December 31 to the Saturday closest to March 31. The financial statements for the three months and six months ended October 3, 1998 should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's transition period report for the three months ended April 4, 1998 and the Company's annual report for the fiscal year ended January 3, 1998. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

               Comprehensive Income - Comprehensive income was equal to net income for the six months ended October 3, 1998 and September 27, 1997.

Note 2.        Purchase Accounting Adjustments and Restructuring

               As a result of the Vistar Merger, the Company has undertaken a process to consolidate redundant overhead in both field and corporate operations, eliminate redundant service center locations and eliminate redundant sales and marketing activities. During the quarter ended October 3, 1998, the Company recorded an accrual of $0.8 million for Vistar service center closings and employee severance as part of its purchase price allocation for Vistar. In addition, during the quarter ended October 3, 1998, a restructuring provision of $0.7 million was recorded to provide for Safelite service center closings and related severance costs.

               As of October 3, 1998, the majority of this consolidation activity had been completed. Prior to December 1998, the Company expects to complete its market-by-market analysis of overlapping field locations and administrative activities of both Vistar and the Company. Costs associated with additional consolidation of Vistar functions and activities will be recorded as an adjustment to the initial purchase allocation. The costs associated with closing Safelite locations will be expensed when the decision as to which facilities to close is made. Management estimates the aggregate of all merger related closing and consolidation costs will range from $38.0 million to $40.0 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales. Sales for the quarter ended October 3, 1998, increased $105.5 million, or 84% to $231.8 million, from $126.3 million in the corresponding quarter of 1997. Installation and related services for the second quarter grew $106.3 million, or 94% to $219.4 million. Approximately 70% of this growth was attributable to service center sales while the remainder was provided by increased network sales. Most of the sales growth in installation and related services is attributable to the Vistar Merger, with some pricing favorability and improved customer mix also contributing to the increase. While sales have increased substantially over last year due to the Vistar Merger, the Company's focus on the complexities of merger integration activities has had an adverse impact on post-merger sales growth.

Wholesale sales for the quarter ended October 3, 1998, fell 6% to $12.4 million as a result of a 2% decline in unit sales further impacted by lower prices. These results are reflective of the soft market conditions currently being experienced in the auto glass replacement market.

For the six months ended October 3, 1998, sales increased $217.6 million, or 85% to $473.0 million from $255.4 million. Installation and related services rose $219.9 million, or 97% to $446.5 million, and wholesale sales fell 8% to $26.5 million for the reasons discussed above.

Gross Profit. Gross profit for the quarter ended October 3, 1998, increased 47.5% to $60.3 million, from $40.9 million in the comparable quarter of 1997, mainly as a result of increased sales volume from the Vistar Merger. Gross profit margin decreased to 26% as compared to 32% in the comparable period of the prior year as higher prices and improved customer mix were more than offset by the higher rate of growth of network business relative to total sales. The gross profit margin on network sales is substantially lower than on work performed through Safelite owned service centers. Additional gross margin compression occurred as a result of decreased productivity in service center operations during the merger integration period.

For the six months ended October 3, 1998, gross profit was $130.8 million, reflecting an increase of $45.8 million, or 54% over the comparable period in 1997. Gross profit margin decreased to 27.6% in the first half of 1998, from 33% in the comparable period of 1997, primarily due to the shift in mix of business towards network business and away from Safelite owned service centers and the decreased service center productivity described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses rose 79% in the second quarter of 1998 to $48.3 million, as compared to $27.0 million in the corresponding quarter in 1997, mainly as a result of the Vistar Merger. As a percentage of sales for the quarter ended October 3, 1998, selling, general and administrative expenses remained flat at 21% as merger synergies achieved by the elimination of overlapping general and administrative functions offset the effects of slower post-merger sales growth.

For the six months ended October 3, 1998, selling, general and administrative expenses rose 70% to $95.8 million from $56.3 million in the corresponding six months of 1997. As a percentage of sales for the six months ended October 3, 1998, selling, general and administrative expenses decreased to 20% from the corresponding prior year percentage of 22% due to the achievement of merger synergies.

Income Before Income Taxes. Income before income taxes decreased to a loss of $2.5 million in the second quarter of 1998 from net income of $1.9 million in the comparable quarter of 1997. For the six months ended October 3, 1998, income before taxes decreased to $4.9 million from $10.5 million in the comparable period of 1997. In addition to the impact of merger integration on sales and gross profit described above, income before income taxes in 1998 was adversely affected by $9.2 million in increased interest costs and $7.8 million in restructuring and one-time integration costs associated with the Vistar Merger. Income before income taxes in the quarter and six months ended September 27, 1997 included a $5.4 million loss on sale of the Company's former parent, Lear Siegler.

Income Taxes. In the second quarter and first half of 1998, the Company's provisions for income taxes were significantly higher than income taxes computed using statutory rates due to permanent differences, of which the principal item is non-deductible amortization of goodwill.

Net Income. Net loss for the quarter ended October 3, 1998, was $2.3 million, compared with a loss of $1.1 million in the comparable quarter of 1997. For the six months ended October 3, 1998, net income was $1.1 million, down from $4.0 million in the corresponding period of 1997. The decreases in net income from 1997 were primarily due to the changes in income before income taxes described above.

Current Business Environment

        Since its merger with Vistar, the Company has been implementing a cost savings program. While the Company's cost savings program has been successful, sales levels have been adversely impacted by the complexities of integration and difficulties in combining the disparate cultures of the two merger partners. Management is taking actions to refocus its field sales and operations organizations in order to improve the Company's sales performance, but no assurance can be given that the Company will be successful in these efforts. See also "Liquidity and Capital Resources."

Liquidity and Capital Resources

        Net cash used in operating activities for the six months ended October 3, 1998 was $3.7 million, an increase in cash usage of $29.5 million from the corresponding prior year period. Excluding the cash flows associated with Lear Siegler discontinued operations during the six month period ended September 27, 1997, the increase in cash usage of $21.6 million was primarily due to restructuring cash payments and debt service requirements associated with the Vistar Merger.

        The Company's investing activities consist mainly of capital expenditures for new and existing service center and warehouse locations, capacity and efficiency upgrades to manufacturing facilities, and information technology equipment. Capital expenditures totaled $9.3 million and $5.0 million for the six months ended October 3, 1998 and September 27, 1997, respectively.

        Management expects post-integration capital spending levels to approximate $22.0 million annually after the Vistar Merger, with maintenance spending approximating $10.0 million to $12.0 million annually. Additional integration-related capital expenditures of $3.0 million to $5.0 million in both fiscal years 1999 and 2000 are expected as a result of (i) converting Vistar service centers and mobile vans to the Safelite logo and format and (ii) expansion of certain centralized telephone/dispatch center locations.

        Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. The Company will rely on internally generated funds and, to the extent necessary, on borrowings under its revolving credit facility to meet its liquidity needs. As of October 3, 1998, the Company had long-term borrowings of $512.4 million and $46.9 million of availability under its revolving credit facility (less $13.5 million in letters of credit outstanding ).

        The Company's credit facilities contain financial and other covenants that limit the ability of the Company to, among other things, dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, make investments, loans or advances, make acquisitions, create subsidiaries, engage in mergers, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, the Company is required to comply with certain financial covenants, including specified financial ratios, minimum interest coverage ratios and maximum leverage ratios. Depending on the Company's performance, the Company may not comply with certain covenants contained in its senior credit facilities during the three month period ended January 2, 1999 or the three month period ended April 3, 1999.

        The Company has initiated discussions with its lenders under the senior credit facilities seeking modifications of certain covenants in the senior credit facilities which would more likely assure the Company's continued compliance with its covenants. There can be no assurance that the Company will be successful in modifying its credit facilities or, if successful, be able to do so on terms that will not impose other restrictions on the Company. If the Company is unable to obtain such a modification and is unable to remain in compliance with certain covenants, then, in the absence of a waiver by the lenders, the outstanding principal balances under the Company's senior credit facilities, which in the aggregate totaled $503.1 million as of October 3, 1998, may be subject to acceleration by the lenders.

        In addition, the ability of the Company to operate its business, service its debt service obligations and reduce its total debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

Impact of Year 2000

        The Company has initiated a program to prepare its computer systems and applications for the Year 2000 change ("Year 2000"). As part of this program a team has been assigned to evaluate the nature and extent of the work required to make the Company's systems, products, electronic linkages with insurance company customers and infrastructure Year 2000 compliant. Included in the scope of the project are computer, network and communications hardware, systems and applications software, telecommunication and point of sale equipment, "embedded chip" issues within manufacturing and other facilities, as well as verification with key suppliers and customers as to their compliance with the Year 2000 issue.

        The assessment phase of the Year 2000 project is approximately 60% complete with final completion of the assessment phase scheduled for December 1998. Implementation of remediation for Year 2000 compliance is already underway and is currently estimated to be 25% complete with final completion expected by August 1999. Completion of remediation testing is scheduled for September 1999, while contingency planning is anticipated to be finished by March 1999.

        Remediation of systems and applications software is being affected through outside consultants, "factory support", in-house staff and in some cases by the replacement of packages. Safelite is building an isolated test environment where systems will be tested by resetting dates to various points beyond the year 2000.

        Based on the Company's latest assessments, the total cost of addressing the Year 2000 issue is estimated to be in the range of $2.0 to $3.0 million with the majority of these costs representing incremental business costs to outside vendors and consultants. As of October 3, 1998 less than $0.1 million of external costs have been incurred. The Company does not separately track the internal costs for the Year 2000 project, with such costs being principally the related payroll costs for the Management Information Systems staff.

        Surveys of critical suppliers and vendors are currently underway to determine whether their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 project or the impact of any failure to achieve Year 2000 compliance will not have a material adverse effect on the Company's financial condition. Readers are cautioned that forward-looking statements contained in the Impact of Year 2000 should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 12.

Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        Statements contained in this report that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include product demand, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, changes in customers' ordering patterns and costs and expenses associated with any Year 2000 issues associated with the Company, including updating software and hardware and potential system interruptions. The foregoing list should not be construed as exhaustive.

                                    PART II.

ITEM 6.        Exhibits and Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended October 3, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SAFELITE GLASS CORP.

     Date: November 17, 1998                 /s/  Douglas A. Herron
                                                  ------------------------
                                                  Douglas A. Herron
                                                  Senior Vice President
                                                  Chief Financial Officer