Form 10-Q
period 1999-01-03
SAFELITE GLASS CORP
filed 1999-02-08
CIK 1033671

REPORT ON FORM 10-Q
                      For the quarter ended January 2, 1999




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

        As of January 2, 1999 there were  3,414,345  shares  outstanding  of the
Company's  Class  A  Common  Stock  ($.01  par  value)  and  10,412,638   shares
outstanding of the Company's Class B Common Stock ($.01 par value).

                      SAFELITE GLASS CORP. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I.        Financial Information

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheets -
               January 2, 1999 and April 4, 1998.....................      3

               Consolidated Condensed Statements of Operations -
               Three Months Ended January 2, 1999 and January 3, 1998      4

               Consolidated Condensed Statements of Operations -
               Nine Months Ended January 2, 1999 and January 3, 1998       5

               Consolidated Condensed Statements of Cash Flows -
               Nine Months Ended January 2, 1999 and January 3, 1998       6

               Notes to Consolidated Condensed Financial Statements      7 - 8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................   9 - 13

Part II.       Other Information

Item 6.        Exhibits and Reports on Form 8-K.......................    14

                                     PART I.
ITEM 1.        Financial Statements

                      SAFELITE GLASS CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                       January 2,     April 4,
                                                         1999          1998
                                                       ---------     ---------
ASSETS                                                (Unaudited)
CURRENT ASSETS:
    Cash ..........................................   $  7,808       $ 10,254
    Accounts receivable, net of allowance for
      doubtful accounts of $6,119 and $12,622 .....     62,128         62,000
    Inventories ...................................     53,011         50,535
    Other current assets ..........................     26,023         29,798
                                                      --------       --------
           Total current assets ...................    148,970        152,587
PROPERTY, PLANT AND EQUIPMENT - net of accumulated
    depreciation of $62,580 and $72,094 ...........     62,008         61,994
INTANGIBLE ASSETS - net of accumulated amortization
    of $18,484 and $10,933 ........................    290,983        292,325
RESTRICTED CASH - collateralizing bonds closed
    into escrow ...................................     46,400           --
OTHER ASSETS ......................................     19,725         24,873
DEFERRED INCOME TAXES .............................     52,054         44,576
                                                      --------       --------
TOTAL ASSETS ......................................  $ 620,140      $ 576,355
                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable ..............................  $  43,127      $  43,480
    Current portion - long term debt ..............     15,542          5,941
    Accrued expenses
        Payroll and related items .................      9,138          9,669
        Self-insurance reserves ...................      7,482          7,018
        Restructuring reserves ....................      7,548         22,390
        Accrued interest ..........................      2,802          8,695
        Other .....................................     12,105         15,075
                                                      --------       --------
           Total current liabilities ..............     97,744        112,268
BONDS CLOSED INTO ESCROW - collateralized by
     restricted cash ..............................     50,447           --
LONG-TERM DEBT - LESS CURRENT PORTION .............    521,618        497,645
OTHER LONG-TERM LIABILITIES .......................      8,831         14,853
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock issued, 8%, $0.01 par value ...          1              1
    Class A common stock issued, $0.01 par value ..         38             38
    Class B common stock issued, $0.01 par value ..        104            104
    Additional paid-in capital ....................    324,878        324,878
    Accumulated deficit ...........................   (372,166)
    Other .........................................    (11,355)       (11,355)
                                                       --------       --------
           Total stockholders' deficit ............    (58,500)       (48,411)
                                                       --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .......  $ 620,140      $ 576,355
                                                      ========       ========

            See notes to consolidated condensed financial statements.

                      SAFELITE GLASS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                         Three Months Ended
                                                     January 2,     April 4,
                                                       1999          1998
                                                     ----------    ---------
                                                    (Unaudited)   (Unaudited)
SALES:
    Installation and related services ............    $ 175,179    $ 108,415
    Wholesale ....................................       10,858       11,654
                                                      ---------    ---------
        Total sales ..............................      186,037      120,069
COST OF SALES ....................................      146,267       85,406
                                                      ---------    ---------
GROSS PROFIT .....................................       39,770       34,663
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES .....................................       44,926       29,482
RESTRUCTURING EXPENSES ...........................         --          2,865
OTHER OPERATING EXPENSES .........................         --          5,704
                                                      ---------    ---------
OPERATING LOSS ...................................       (5,156)      (3,388)
INTEREST EXPENSE .................................      (11,832)      (7,920)
INTEREST INCOME ..................................          172          385
                                                      ---------    ---------
LOSS BEFORE INCOME TAX BENEFIT ...................      (16,816)     (10,923)
INCOME TAX BENEFIT ...............................        5,610       13,429
                                                      ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..........      (11,206)       2,506
EXTRAORDINARY ITEM - Early extinguishment of debt,
    net of tax benefit ...........................         --         (2,835)
                                                      ---------    ---------

NET LOSS .........................................    $ (11,206)   $    (329)
                                                      =========    =========













            See notes to consolidated condensed financial statements.

                      SAFELITE GLASS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                       Nine Months Ended
                                                     January 2,     April 4,
                                                       1999          1998
                                                     ----------    ---------
                                                    (Unaudited)   (Unaudited)
SALES:
    Installation and related services ............   $ 621,684    $ 335,041
    Wholesale ....................................      37,372       40,470
                                                     ---------    ---------
        Total sales ..............................     659,056      375,511
COST OF SALES ....................................     488,529      255,900
                                                     ---------    ---------
GROSS PROFIT .....................................     170,527      119,611
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES .....................................     140,725       85,822
LOSS ON SALE OF SUBSIDIARY .......................        --          5,418
RESTRUCTURING EXPENSES ...........................       4,222        2,865
OTHER OPERATING EXPENSES .........................       3,613        5,704
                                                     ---------    ---------
OPERATING INCOME .................................      21,967       19,802
INTEREST EXPENSE .................................     (34,292)     (21,160)
INTEREST INCOME ..................................         384          975
                                                     ---------    ---------
LOSS BEFORE INCOME TAX BENEFIT ...................     (11,941)        (383)
INCOME TAX BENEFIT ...............................       1,852        6,901
                                                     ---------    ---------
INCOME (LOSS)BEFORE EXTRAORDINARY ITEM ...........     (10,089)       6,518
EXTRAORDINARY ITEM - Early extinguishment of debt,
    net of tax benefit ...........................        --         (2,835)
                                                     ---------    ---------

NET INCOME (LOSS) ................................   $ (10,089)   $   3,683
                                                     =========    =========











            See notes to consolidated condensed financial statements.

                      SAFELITE GLASS CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                         Three Months Ended
                                                     January 2,     April 4,
                                                       1999          1998
                                                     ----------    ---------
                                                    (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................   $ (10,089)   $   3,683
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Extraordinary item-early extinguishment of debt         --          2,835
   Depreciation and amortization ..................      17,152        6,697
   Loss on sale of subsidiary .....................        --          5,418
   Change in equity from exercise of stock options         --          2,976
   Deferred income taxes ..........................      (3,055)      (6,946)
   (Gain) loss on disposition of assets ...........         (92)         324
   Changes in operating assets and liabilities:
    Accounts receivable ...........................        (128)       1,777
    Inventories ...................................      (2,476)         545
    Accounts payable ..............................        (196)       5,789
    Restructuring reserves ........................     (13,625)      19,499
    Accrued expenses ..............................      (3,037)      (9,072)
    Accrued interest ..............................      (5,893)      (2,072)
    Other .........................................         313      (20,232)
   Cash flows provided by discontinued operations .        --          7,915
                                                      ---------    ---------
    Net cash flows provided by (used in) operating
     activities ...................................     (21,126)      19,136
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...........................     (17,142)      (9,623)
   Proceeds from sale of fixed assets .............         323           82
   Net cash transferred upon sale of subsidiary ...        --         (3,407)
   Cash paid in Vistar transaction (net of cash
     acquired) ....................................        --        (68,224)
                                                      ---------    ---------
    Net cash flows used in investing activities ...     (16,819)     (81,172)
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock .....................        --            (11)
   Payments on long-term debt .....................      (4,176)    (165,680)
   Proceeds on long-term borrowings ...............        --        350,000
   Proceeds from bond issuance ....................      50,447         --
   Bonds closed into escrow collateralized by
     restricted cash ..............................     (46,400)        --
   Borrowings (payments) on revolver, net .........      37,750        7,768
   Capitalized debt issuance costs ................      (2,122)     (11,206)
   Exercise of stock options ......................        --          2,292
   Dividends paid .................................        --        (71,988)
   Redemption of preferred stock ..................        --        (58,250)
                                                      ---------    ---------
    Net cash flows provided by financing activities      35,499       52,925
                                                      ---------    ---------
NET DECREASE IN CASH ..............................      (2,446)      (9,111)
CASH AT BEGINNING OF PERIOD .......................      10,254       16,515
                                                      ---------    ---------
CASH AT END OF PERIOD .............................   $   7,808    $   7,404
                                                      =========    =========
SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest .........................   $  38,362    $  26,614
                                                      =========    =========
   Cash paid for income taxes .....................   $     438    $     289
                                                      =========    =========
   Common and preferred stock issued in merger ....   $ 204,434
                                                                   =========



            See notes to consolidated condensed financial statements.

                      SAFELITE GLASS CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.        General

               The accompanying unaudited consolidated condensed financial statements include the accounts of Safelite consolidated with the accounts of all its subsidiaries. Financial information in this Quarterly Report is unaudited but, in the opinion of management, reflects any adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present results for the interim periods in accordance with generally accepted accounting principles. Reference is made to Safelite's Registration Statement on Form S-4, file number 333-21949, as amended, that includes information necessary or useful to understanding Safelite's business and financial statement presentations. In particular, Safelite's significant accounting policies and practices are presented as Note 1 to the Consolidated Financial Statements included in that Registration Statement.

               Safelite's results for interim periods are not normally indicative of results to be expected for the fiscal year.
               Safelite's business is somewhat seasonal, with the first and fourth calendar quarters of each year traditionally being its slowest periods of activity. This reduced level of sales combined with the Company's operating leverage has historically resulted in a disproportionate decline in operating income during the first and fourth calendar quarters of each year. The severity of weather also has an impact on Safelite's sales and operating income, with severe winter weather generating increased sales and income and mild winters generating lower sales and income.

Note 2.        Comprehensive Income

               The Company adopted SFAS No. 130 "Reporting of Comprehensive Income", as of the beginning of its fiscal year 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Other comprehensive income of the Company consists of the change in minimum pension liability net of income tax effect. SFAS No. 130 does not affect the measurement of the items included in other comprehensive income; it affects only where those items are displayed and how they are described.

               Comprehensive income (loss) was equal to net income (loss) for the three months and nine months ended January 2, 1999 and January 3, 1998.

Note 3.        Bond Issuance and Sale of Qualified Capital Stock

               On December 18, 1998, Safelite completed an offering of $55 million aggregate principal amount of 9-7/8% Series C Senior Subordinated Notes due 2006 (the "Notes"). The Notes were issued at an offering price of 91.649% plus accrued interest from the date of original issuance. One of the terms of the Notes was that the net proceeds from the Notes would be held in escrow until the Company received $50 million in net cash proceeds from the sale of Qualified Capital Stock (as defined in the Note Indenture), which was to be completed by January 29, 1999. Accordingly, the net Note proceeds were deposited into escrow on December 18, 1998, pending completion of the sale of the Qualified Capital Stock. These funds are reflected in restricted cash on the accompanying balance sheet as of January 2, 1999.

               On December 18, 1998, Safelite also completed an amendment to its Bank Credit Agreement. The amendment changed certain of the covenants within the Bank Credit Agreement to make them less restrictive and provided for the use of proceeds from the sale of the Qualified Capital Stock and the Notes to pay down approximately $61.4 million in term loans and $35.0 million in revolving credit borrowings with no reduction to the revolving credit facility. One of the terms of the amendment was that it would cease to be effective after February 3, 1999, if the sale of $50 million of Qualified Capital Stock was not completed by January 29, 1999.

               On January 29, 1999, Safelite completed the sale of $50 million in Series A Convertible Participating Preferred Stock (the "Series A Convertible Preferred Stock"). The Series A Convertible Preferred Stock met the definition of Qualified Capital Stock under the Note Indenture. Accordingly, on January 29, 1999, the proceeds of the Notes were released from escrow and these proceeds along with the proceeds from the sale of the Series A Convertible Preferred Stock were used to repay the revolving credit borrowing and term loans as described above. Safelite will record an extraordinary charge of approximately $4.1 million, net of tax benefit of $2.8 million in its quarter ended April 3, 1999 from the write off of unamortized debt issue costs related to this amendment to its Bank Credit Agreement and related debt repayments.

               The above transactions significantly increase Safelite's ability to make revolving credit borrowings and also reduce fiscal 2000 and 2001 mandatory term loan repayments. Detail of the amended term loan amortization schedule can be found in the Company's Current Report on Form 8-K dated December 21, 1998.

Note 4.        Non-Voting 8% Preferred Stock

               At January 2, 1999, cumulative undeclared, unpaid dividends on the Company's Non-Voting 8% Preferred Stock were $3.4 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Vistar Merger and Current Operating Performance

On December 19, 1997, Safelite acquired Vistar, the second largest automotive glass replacement and repair company in the United States (the "Vistar Merger"). Accordingly, Safelite's results of operations for the three month and nine month periods ended January 2, 1999 are not directly comparable to results recorded in prior periods.

As part of the Vistar Merger, management went through a process to consolidate redundant overhead in both field and corporate operations, eliminate overlapping service center locations and eliminate redundant sales and marketing activities. As of January 2, 1999 all actions required to achieve merger-related cost savings have been completed. These consolidation activities, however, took longer, and were more disruptive to the business, than was originally anticipated. This disruption and delay, combined with lower overall automotive glass replacement volumes, has had an adverse impact on the Company's sales and operations, particularly in the six months ended January 2, 1999.

Management continues to devote substantial time and attention in an effort to address these issues and to improve Safelite's sales growth and operating efficiencies to expected levels. Many actions were taken in the third quarter including continued training of former Vistar field operations and call center associates on Safelite systems and market-based operating strategies, re-energizing the field sales force around specific plans to grow sales in targeted customer segments, and aligning service center and warehouse headcount with current unit volumes. In addition, certain changes were made to key leadership positions in field operations, field sales and call center management. While management believes that these actions will improve sales and operating performance, there can be no assurances regarding the timing within which these actions may have impact or that the actions will ultimately be successful.

Results of Operations

Sales. Sales for the quarter ended January 2, 1999, increased $66.0 million, or 55% to $186.0 million, from $120.0 million in the corresponding quarter of the prior year. Installation and related services for the third quarter grew $66.8 million, or 62% to $175.2 million. Approximately 68% of this growth was attributable to service center sales while the remainder was provided by increased network sales. Service center sales consist of sales through company-owned service centers, DCC/CTUs and mobile vans. Network sales consist of sales derived from the Company's network of independent auto glass providers which replace or repair auto glass for Safelite under subcontracting agreements.

Most of the sales growth in installation and related services is attributable to the Vistar Merger, with improved customer mix also contributing to the increase. While sales have increased substantially over last year due to the Vistar Merger, the Company's focus on the complexities of merger integration activities has had an adverse impact on post-merger sales growth. Overall installation and related services unit volumes for the three months ended January 3, 1999 are down 9% from the combined pre-merger unit sales volumes of Safelite and Vistar in the comparable prior year period.

Wholesale sales for the quarter ended January 2, 1999, fell 7% to $10.9 million as a result of a 1% decline in unit sales further impacted by lower prices. These results are reflective of the soft market conditions currently being experienced in the auto glass replacement market, and excess capacity in replacement autoglass production.

For the nine months ended January 2, 1999, sales increased $283.6 million, or 76% to $659.1 million from $375.5 million. Installation and related services rose $286.6 million, or 86% to $621.7 million, primarily due to the Vistar Merger, higher pricing and improved customer mix. Wholesale sales fell 8% to $37.4 million for the reasons discussed above.

Gross Profit. Gross profit for the quarter ended January 2, 1999, increased 14.7% to $39.8 million, from $34.7 million in the comparable quarter of the prior year, mainly as a result of increased sales volume from the Vistar Merger. Gross profit margin decreased to 21% as compared to 29% in the same period of the prior year as improved customer mix was more than offset by the higher rate of growth of network business relative to total sales. The gross profit margin on network sales is substantially lower than on work performed through Safelite owned service centers. Additional gross margin compression occurred as a result of decreased productivity in service center operations during the merger integration period.

For the nine months ended January 2, 1999, gross profit was $170.5 million, reflecting an increase of $50.9 million, or 43% over the comparable prior year period. Gross profit margin decreased to 26% in the first nine months of fiscal 1999, from 32% in the comparable prior year period, primarily due to the higher relative growth rate of network business and the decreased service center productivity discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses rose 52% in the third quarter of fiscal 1999 to $44.9 million, as compared to $29.5 million in the corresponding quarter in the prior year, mainly as a result of the Vistar Merger. As a percentage of sales for the quarter ended January 2, 1999, selling, general and administrative expenses remained flat at 24% as merger synergies achieved by the elimination of overlapping general and administrative functions offset the effects of slower post-merger sales growth.

For the nine months ended January 2, 1999, selling, general and administrative expenses rose 64% to $140.7 million from $85.8 million in the corresponding nine months of the prior year. As a percentage of sales for the nine months ended January 2, 1999, selling, general and administrative expenses decreased to 21% from the corresponding prior year percentage of 23% due to the achievement of merger synergies.

Loss Before Income Taxes. Loss before income taxes increased to a loss of $16.8 million in the third quarter of fiscal 1999 from a loss of $10.9 million in the comparable quarter of the prior year. For the nine months ended January 2, 1999, loss before taxes increased to a loss of $11.9 million from a loss of $0.4 million in the comparable prior year period. In addition to the impact of merger integration on sales and gross profit described above, loss before income taxes in the first nine months of fiscal 1999 was adversely affected by $13.1 million in increased interest costs and $7.8 million in restructuring and one-time integration costs associated with the Vistar Merger. Loss before income taxes for the nine months ended January 3, 1998 included a $5.4 million loss on sale of the Company's former subsidiary, Lear Siegler and $8.6 million in restructuring and one-time integration costs associated with the Vistar Merger.

Income Taxes. In the three months and nine months ended January 2, 1999, the Company's credit provisions for income taxes were significantly lower than income taxes computed using statutory rates due to permanent differences, of which the principal item is non-deductible amortization of goodwill.

Net Income (Loss). Net loss for the quarter ended January 2, 1999, was $11.2 million, compared with a loss of $0.3 million in the comparable quarter of the prior year. For the nine months ended January 2, 1999, net loss was $10.1 million, down from net income of $3.7 million in the corresponding prior year period. The decreases in net income from the prior year were primarily due to the changes in loss before income taxes described above, offset by an extraordinary charge of $2.8 million in the quarter ended January 3, 1998 for early extinguishment of debt.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended January 2, 1999 was $21.1 million, an increase in cash usage of $40.3 million from the corresponding prior year period. Excluding the cash flows associated with Lear Siegler discontinued operations during the nine month period ended January 3, 1998, the increase in cash usage of $32.3 million was primarily due to restructuring cash payments and higher interest costs associated with the Vistar Merger.

The Company's investing activities consist mainly of capital expenditures for new and existing service center and warehouse locations, capacity and efficiency upgrades to manufacturing facilities, and information technology equipment. Capital expenditures totaled $17.1 million and $9.6 million for the nine months ended January 2, 1999 and January 3, 1998, respectively.

Management expects post-integration capital spending levels to approximate $22.0 million annually after the Vistar Merger, which includes maintenance spending of approximately $10.0 million to $12.0 million annually. Additional integration-related capital expenditures of $3.0 million to $5.0 million in both fiscal years 1999 and 2000 are expected as a result of (i) converting Vistar service centers and mobile vans to the Safelite logo and format and (ii) expansion of certain centralized telephone/dispatch center locations.

As a result of the Vistar Merger, Safelite has significantly increased cash requirements for debt service related to the Company's credit facilities. The Company will rely on internally generated funds and, to the extent necessary, on borrowings under its revolving credit facility to meet its liquidity needs. As of January 2, 1999, the Company had long-term borrowings of $537.2 million and $21.0 million of availability under its revolving credit facility (less $16.4 million in letters of credit outstanding ).

As discussed in Item 1, Note 3 of this Quarterly Report, on January 29, 1999, Safelite completed the sale of $50 million in Series A Convertible Preferred Stock and the net proceeds from the sale of the Notes were released from escrow. These funds were used to repay approximately $61.4 million in term loans and $35.0 million in revolving credit borrowings, with no reduction to the revolving credit facility. These transactions significantly increased the Company's ability to make borrowings under its revolving credit facility and also reduced fiscal year 2000 and 2001 mandatory term loan principal repayments. Safelite does not currently have plans that would anticipate the need to increase its current credit facilities.

The ability of the Company to operate its business, service its debt service obligations and reduce its total debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond Safelite's control. A portion of Safelite's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

Impact of Year 2000

Safelite has initiated a program to prepare its computer systems and applications for the Year 2000 change ("Year 2000"). As part of this program a team has been assigned to evaluate the nature and extent of the work required to make the Company's systems, products, electronic linkages with insurance companies and other customers and infrastructure Year 2000 compliant. Included in the scope of the project are computer, network and communications hardware, systems and applications software, telecommunication and point of sale equipment, "embedded chip" issues within manufacturing and other facilities, as well as verification with key suppliers and customers as to their compliance with the Year 2000 issue.

The assessment phase of the Year 2000 project is approximately 90% complete with final completion of the assessment phase scheduled for March 1999. Remediation and implementation for Year 2000 compliance is currently estimated to be approximately 35% complete with final completion expected by August 1999. Completion of remediation testing is scheduled for September 1999, while contingency planning is anticipated to be finished by March 1999.

Remediation of systems and applications software is being performed by outside consultants, "factory support", in-house staff and in some cases by the replacement of packages. Safelite is building an isolated test environment where systems will be tested by resetting dates to various points beyond the year 2000.

Based on the Company's latest assessments, the total cost of addressing the Year 2000 issue is estimated to be in the range of approximately $2.0 to $3.0 million with the majority of these costs representing incremental business costs to outside vendors and consultants. As of January 2, 1999 approximately $0.6 million of external costs have been incurred. The Company does not separately track the internal costs for the Year 2000 project, with such costs being principally the related payroll costs for the Management Information Systems staff.

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

Forward-Looking Statements

Investors are cautioned that certain statements contained in this document, including but not limited to those under the caption Year 2000 Issues as well as some statements by the Company in periodic press releases and some oral statements of Company officials during presentations about the Company, are "forward-looking" statements within the meaning of the Private Securities
Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which the Company does business, among other things. These statements are not guaranties of future performance and the Company has no specific intention to update these statements.

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

                                    PART II.

ITEM 6.        Exhibits and Reports on Form 8-K

               a.     Exhibits

                      Exhibit 3(i) -- Restated Certificate of Incorporation
                      Exhibit 27 -- Financial Data Schedule

               b.     Reports on Form 8-K

                      The Company filed a Current Report on Form 8-K, dated December 2, 1998 which reported an extension of the exchange offer for the Company's senior subordinated notes and that the Company had initiated discussions with its lenders to obtain a Bank Credit Agreement Amendment.

                      The Company filed a Current Report on Form 8-K dated December 21, 1998 which reported an extension of the exchange offer for the Company's senior subordinated notes, the completion of the offering of $55,000,000 in new senior subordinated notes and the obtaining of a Bank Credit Agreement Amendment.