Form 10-K
period 1999-04-03
SAFELITE GLASS CORP
filed 1999-06-15
CIK 1033671

================================================================================
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    Form 10-K


          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended April 3, 1999

          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-21949

                              SAFELITE GLASS CORP.
             (Exact name of registrant as specified in its charter)

   DELAWARE                           7536                       13-3386709
(State or other                (Primary Standard               (IRS Employer
jurisdiction of            Industrial Classification         Identification No.)
 incorporation)                   Code Number)

             1105 SCHROCK ROAD, COLUMBUS, OHIO 43229 (614) 842-3000
         (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                             ----------------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

         As of April 3, 1999 there were 3,534,283 shares outstanding of Safelite's Class A Voting Common Stock ($.01 par value) and 10,462,638 shares outstanding of Class B Non-Voting Common Stock ($.01 par value).




================================================================================
--------------------------------------------------------------------------------

                              SAFELITE GLASS CORP.
                                    FORM 10-K

                                TABLE OF CONTENTS
                        FOR THE YEAR ENDED APRIL 3, 1999

             DESCRIPTION                                                    PAGE
PART I

   Item 1.   Business                                                          2

   Item 2.   Properties                                                        7

   Item 3.   Legal Proceedings                                                 7

   Item 4.   Submission of Matters to a Vote of Security Holders               7

PART II

   Item 5.   Market for the Registrant's Common Equity and
             Related Stockholder Matters                                       8

   Item 6.   Selected Financial Data                                           9

   Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    11

   Item 7a.  Quantitative and Qualitative Disclosures About
             Market Risk                                                      11

   Item 8.   Financial Statements and Supplementary Data                      24

   Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                           47

PART III

   Item 10.  Directors and Executive Officers of the Registrant               48

   Item 11.  Executive Compensation                                           52

   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                                   58

   Item 13.  Relationships and Related Transactions                           60

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                              61

                                     PART I

Item 1.    Business

COMPANY OVERVIEW

         Safelite is the largest provider of automotive glass replacement and repair services in the United States. Safelite is the industry leader with an estimated overall market share of approximately 23% and the leading market share in the insurance segment of the market. The Company installed approximately 2.8 million replacement units in fiscal year 1999 for insurance companies, commercial fleet leasing and rental car companies, car dealerships and body shops, government agencies and individual consumers. Safelite provides these installation services through its service centers, mobile vans, centralized telephone/dispatch centers and its network of independent automotive glass replacement and repair providers. Safelite has targeted its marketing efforts principally towards auto insurance companies which management believes, through their policyholders, directly or indirectly influence approximately 70% of the selections of automotive glass replacement and repair providers. Safelite has developed fully integrated claims processing solutions for auto insurance companies which reduce their glass loss expenses and total administrative costs and provide a higher level of customer service to their policyholders. Management believes that this outsourcing capability, coupled with the convenience of nationwide coverage, consistently high quality service and low costs, has provided Safelite with a significant competitive advantage in the insurance segment of the market. At April 3, 1999, Safelite had two manufacturing facilities, 76 warehouses, 52 centralized telephone/dispatch centers, approximately 2,600 mobile vans and 674 service center locations across the United States.

COMPETITIVE STRENGTHS

         INDUSTRY LEADERSHIP AND NATIONWIDE COVERAGE. Safelite is the largest competitor in the highly fragmented automotive glass replacement and repair industry. The Company operates service centers in all of the top 100 Metropolitan Statistical Areas in the United States. Through its nationwide network, Safelite can directly serve 70% of the cars and light trucks in the United States and, through its authorized independent replacement and repair providers, achieves over 90% coverage. Safelite has the largest number of service center locations and the largest network of independent automotive glass replacement and repair providers in the United States. Management believes that Safelite's leadership position and breadth of geographic coverage is a significant competitive advantage in working with insurance companies, commercial fleet lessors and other large customers which increasingly demand consistent quality in both claims processing and automotive glass repair and replacement services on a nationwide basis.

         STRONG, ESTABLISHED RELATIONSHIPS WITH MAJOR INSURANCE COMPANIES. Safelite has successfully established strong relationships with the nation's major auto insurance companies, and management believes it has more program relationships with these companies than any of its competitors. The top 30 auto insurers influence approximately 55% of all repairs and replacements in the United States. Safelite has entered into Total Customer Solution, or "TCS" arrangements with approximately 25 of those insurers, including Farmers Insurance Group, Auto Club of Southern California, and Safeco Corporation. Under a TCS arrangement, Safelite typically serves as one of a few recommended automotive glass replacement providers for an insurance company and provides a range of additional claims management services, including computerized referral management, policyholder call management, electronic auditing and billing services and management reporting. Of Safelite's approximately 45 TCS arrangements, those with Allstate Insurance, Nationwide Mutual Insurance Company, United Services Automobile Association, GEICO, Liberty Mutual Insurance Company, Travelers Group, CNA Insurance Group, Metropolitan Property and Casualty Insurance Company, and California State Auto Association are also Master Provider, or "MP" relationships. Under an MP program, Safelite acts as the administrator of an insurance company's automotive glass claims. TCS and MP programs significantly lower the processing costs and loss expenses for the insurance companies, provide more consistent and rapid service for policyholders, and increase Safelite's volume with each insurance account. In addition, Safelite has entered into TCS arrangements with major fleet and rental car companies, including GE Capital Fleet Services, PHH Vehicle Management Services Corporation, USL Capital Fleet Services, Hertz Corporation and Budget Rent-A-Car Systems, Inc. Of these arrangements, those with PHH Vehicle Management, GE Capital Fleet Services and USL Capital Fleet are also MP relationships. By entering into these arrangements with insurance, fleet and rental car companies, Safelite has substantially increased its volume with these accounts and enhanced its base of recurring revenues.

         LOW COST PROVIDER. Safelite has a total cost advantage compared to its competitors as a result of its manufacturing facilities, its productivity incentive programs, the efficiency of its nationwide distribution network and the critical mass of its centralized customer service, claims processing and information network. Management believes that Safelite is the only full-scale vertically integrated automotive glass replacement company in the U.S.

         Safelite produces 65% of its windshield needs at its two manufacturing plants in Enfield, North Carolina and Wichita, Kansas. The Enfield facility encompasses 98,000 square feet of manufacturing space and has an annual capacity of over one million units. The Wichita facility encompasses 146,000 square feet with an annual production capacity of over 600,000 units.

         Safelite uses a three tiered distribution system to better serve its customers and minimize its inventory levels. Two central distribution facilities are located at the Company's manufacturing facilities in Enfield, North Carolina and Wichita, Kansas. These central distribution facilities send inventory to the Company's 76 regional warehouses (23 free-standing warehouses and 53 co-located with Safelite's Central Telephone Units). These regional facilities can then quickly and accurately stock the service centers and vans in their local markets on an as-needed basis.

         Every Safelite employee participates in some form of incentive compensation plan which rewards productivity and/or profitability of the Company. Management estimates that Safelite's performance incentive program has increased productivity of its installation associates from 2.5 installations per day in 1991 to approximately 3.9 per day for fiscal 1999. As a result of the significant economies of scale in its manufacturing, information systems, distribution and installation infrastructure, management believes it has the capacity to add incremental contracts and units at relatively low marginal cost.

         SOPHISTICATED INFORMATION SYSTEMS. Safelite's information systems allow it to handle all aspects of an insured automotive glass claim effectively and cost efficiently, from the initial phone call placed by the insured policyholder to the automatic billing of an insurance company. Through Safelite's fully integrated network called "SAFENET(TM)", Safelite can provide full service to the policyholder by electronically accessing the insurance company's database, verifying the policyholder's coverage status, scheduling the glass installation, checking relevant inventories, ordering delivery, when necessary, of automotive glass to a Safelite service center, repairing or replacing the glass, electronically billing the insurance company and, if applicable, paying the service providers. The insurance company's role is limited to funding the claim payment and updating its policy files.

         In addition to providing an integrated delivery system, SAFENET(TM) also provides management and Safelite's customers with valuable information. This "real time" data allows Safelite to track and monitor important statistics, including customer satisfaction, length of call and speed of installation. Safelite uses this data to improve its customer service and provide comprehensive monthly management reports for its large insurance customers. These reports include information to which the insurance companies otherwise do not generally have access, including statistics on number of claims, price per claim and percent of repairs versus replacement. Safelite believes it is the only company in the industry currently providing these types of detailed reports.

INDUSTRY OVERVIEW

         The market consists of two segments, the manufacture and sale of automotive glass to large original equipment manufacturers, called "OEMs", and the manufacturing and installation of automotive glass for the replacement market. The OEM market is generally characterized as a high-volume, manufacturing intensive industry. By contrast, the automotive glass replacement market consists of service providers focused on providing automotive glass replacement installation to a broad base of institutional and individual customers. Replacement automotive glass is generally purchased by installers from large OEM suppliers in the wholesale market.

         The automotive glass replacement and repair industry in 1998 was an estimated $3.0 billion industry representing the installation of approximately
12.2 million replacement units. The replacement and repair of automotive glass is driven by the incidence of breakage. The market for the installation of replacement automotive glass is highly fragmented with over 20,000 providers of automotive glass replacement services. Many competitors in the industry are small "mom & pop" installers who do not have either the national networks or sophisticated information systems required to effectively compete in a national market. Since the early 1990s, the industry has been consolidating and management expects this consolidation to continue, as insurance companies and large fleet lessors require nationwide coverage and more consistent service while seeking to reduce costs by outsourcing their automotive glass claims.

         Customers in the automotive glass replacement industry include auto insurance companies, commercial fleet leasing companies, rental car companies, car dealerships, body shops, governmental agencies and individual consumers.

PRICING

         The price of replacement automotive glass is related to the list prices developed by the National Auto Glass Specification, an independent third party, referred to as "NAGS". Changes to the NAGS list prices generally have followed the wholesale price increases announced by the OEMs. Prices charged in the automotive glass replacement industry are calculated using varying percentage discounts from the NAGS price list. The impact on Safelite's financial results of NAGS semi-annual price increases depends on the level of discounts granted by Safelite to its customers and the level of discounts that Safelite can obtain from its glass suppliers.

CUSTOMERS

         Safelite has a broad customer base across two primary segments: (1) installation and related services and (2) wholesale customers. Safelite's largest customer base is insurance companies. Insurance companies and Safelite's top 10 customers have represented the following percentages of Safelite's total sales:
                                          Top 10              Insurance
                                         Customers            Companies
                                         ---------            ---------

Fiscal 1999                                 44%                  64%
Three months ended 4/4/98                   41%                  58%
Fiscal 1997                                 42%                  53%
Fiscal 1996                                 39%                  48%

         Approximately 14% and 12% of Safelite's consolidated sales were from Allstate Insurance for the year ended April 3, 1999 and the three month period ended April 4, 1998, respectively. No customer accounted for more than 10% of Safelite's consolidated sales during 1997 and 1996.

PRODUCTS

         Safelite's primary installation product is the automotive windshield. Windshields are made of laminated safety glass, which consists of two layers of glass bound together with a thin layer of vinyl. The safety benefit of laminated glass comes from the strength which the vinyl adds; the vinyl makes it very difficult to penetrate the windshield upon impact. As part of Safelite's commitment to serve all of its customers' automotive glass needs, the Company also offers tempered automotive glass and other products. Tempered glass is generally used for side and rear car and truck windows and is twice as strong as raw glass because of specialized processing which causes the glass to break into dull-edged pebbles, reducing glass-related injuries. Safelite also offers auto products and services including flat glass, bipass glass, installation supplies, wiper blades, window tinting, sunroofs, alarm systems and vehicle inspection services for insurance companies.

SUPPLIERS AND RAW MATERIALS

         Safelite generally purchases low volume windshields from third parties, as well as raw glass, vinyl, paint, adhesives and tempered glass. In the year ended April 3, 1999, the three months ended April 4, 1998 and the year ended January 3, 1998, Safelite sourced 42%, 79% and

63%, respectively, of its purchased auto glass from Libby-Owens-Ford. Safelite also utilizes other suppliers for both domestic and foreign windshields. Safelite buys all of its raw glass from AFG Industries, Inc. and Visteon, an enterprise of Ford Motor Company. Vinyl is purchased from E.I. Du Pont De Nemours. Management believes alternate sources of vinyl are also available. With few exceptions, inventory is centrally purchased from Safelite's headquarters in Columbus, Ohio. Management believes that Safelite's primary raw materials are widely available from numerous suppliers and has not had material difficulty in sourcing windshields or raw materials in the past.

EMPLOYEES

         As of April 3, 1999, Safelite employed approximately 6,300 people. The Company has approximately 400 employees covered by four unions. Safelite has experienced no labor related work stoppages and believes that its employee relations are good.

COMPETITION

         The markets for Safelite's products and services are very competitive. In the automotive glass replacement industry, competition is based on price, customer service, technical capabilities, quality and geographic coverage. The industry is highly fragmented with approximately 20,000 competitors. Although Safelite is the industry leader in the automotive glass replacement industry, it does compete against several other large competitors in this market, and Safelite has experienced increasing levels of competition during fiscal 1999, particularly with respect to price.

         Competition in the wholesale market is based principally on price and quality. Safelite is a relatively small participant in the wholesale market, which is dominated by several significantly larger companies.

         Management believes that future growth in Safelite's revenues will depend largely upon Safelite's ability to maintain and increase its market share in the automotive glass replacement industry, while continuing to provide high levels of customer service, and its ability to access the wholesale market in order to utilize excess manufacturing capacity.

ENVIRONMENTAL REGULATION

         Safelite's manufacturing operations in Wichita, Kansas and Enfield, North Carolina involve handling of materials and the generation of waste materials that are classified as hazardous. Safelite is subject to federal, state and local laws and regulations concerning the handling and disposal of hazardous materials, and therefore incurs compliance costs in the ordinary course of its manufacturing operations.

         Safelite does not anticipate that compliance with federal, state and local provisions regarding the use and disposal of materials into the environment or otherwise relating to the protection of the environment will have any material adverse effect upon the earnings or competitive position of Safelite. In addition, Safelite does not anticipate any material capital expenditures for environmental control facilities for fiscal year 2000. Actions by federal, state and local governments concerning environmental matters, however, could increase the costs of producing the products manufactured by Safelite. In addition, the future costs of compliance with environmental laws and regulations and liabilities resulting from currently unknown circumstances or developments could be substantial or could have a material adverse effect on Safelite. Regulations resulting from the 1990 amendments to the Clean Air Act (the "1990 Amendments") that will pertain to Safelite's manufacturing operations are currently not expected to be promulgated until late 1999 or later. Safelite cannot predict the level of required capital expenditures resulting from future environmental regulations; however, management does not anticipate that expenditures required by such regulations, if any, will have a material adverse effect on Safelite.

ITEM 2.       PROPERTIES

         Safelite leases 638 of its 674 installation service centers, with the terms of its leases generally being five years with one or two five-year renewal options. Safelite also leases 73 of its 76 warehouses, with the terms of its leases generally being five years with one or two five-year renewal options. The Company owns its manufacturing facilities in Enfield, North Carolina and Wichita, Kansas. Safelite's principal corporate office is at 1105 Schrock Road in Columbus, Ohio. Safelite leases this space pursuant to agreements expiring in June 2001. Safelite maintains administrative offices at 2400 Farmers Drive in Columbus, Ohio, which it leases pursuant to a lease expiring in April 2003. The Company also has a call center located at 2 North LaSalle Street, Chicago, Illinois under a lease expiring in July 2005. Safelite also maintains a national referral center, local central telephone/dispatch center and regional warehouse at 760 Dearborn Park Lane in Columbus, Ohio. Safelite leases this space pursuant to agreements expiring in April 2006. Safelite's leases generally require Safelite to pay property tax, utilities, common area maintenance, and insurance expenses. Safelite believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.       LEGAL PROCEEDINGS

         Safelite is party to certain claims and litigation in the ordinary course of business and litigation concerning environmental compliance which it does not believe will result, individually or in the aggregate, in a material adverse effect upon its financial condition, results of operations, or cash flows.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By written consent of a majority of the holders of the outstanding Class A Voting Common Stock of Safelite and the holders of a majority of the outstanding Class B Non-Voting Common Stock of Safelite dated January 29, 1999, in connection with the proposed issuance of 50,000 shares of a new series of preferred stock, Safelite filed a Restated Certificate of Incorporation which increased the authorized number of shares of preferred stock from 40,000 to 90,000 shares, designated the additional 50,000 shares as Series A Convertible Participating Preferred Stock and set forth the powers, preferences and rights of that series, including those relative to the then issued and outstanding Non-Voting 8% Preferred Stock.

                                    PART II.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Each class of equity security of Safelite is privately held.

         At April 3, 1999, there were approximately 60 holders of record of the Company's Class A Voting Common Stock, 60 holders of record of the Company's Class B Non-Voting Common Stock, two holders of the Company's Non-Voting 8% Preferred Stock and 41 holders of the Company's Series A Convertible Participating Preferred Stock.

         Safelite's ability to pay dividends is limited by its bank credit facilities and the indentures governing its senior subordinated notes. These limitations are discussed in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Liquidity" and in Note 10 to the financial statements. Safelite has not previously paid dividends on its common stock and does not currently intend to pay dividends on its common stock. Any future determination to pay dividends will be at the discretion of Safelite's Board of Directors and will be dependent upon the Company's results of operations, capital requirements, financial condition, contractual restrictions and other factors deemed relevant at the time by Safelite's Board of Directors.

ITEM 6.       SELECTED FINANCIAL DATA

         The selected financial data of Safelite below for fiscal years ended 1994, 1995, 1996, 1997 and 1999, and the three months ended April 4, 1998 are derived from audited financial statements. The data presented for the three months ended March 29, 1997 are derived from unaudited financial statements. These unaudited financial statements include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data for these periods. The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes also included in this report.


                                                                                 THREE MONTHS ENDED
                                                     YEAR ENDED (1)             -------------------    FISCAL
                                          ----------------------------------    MARCH 29,  APRIL 4,  YEAR ENDED
                                          1994      1995      1996      1997      1997       1998      1999(1)
                                          ----      ----      ----      ----    --------   --------  ----------

STATEMENT OF OPERATIONS DATA:
 Sales................................  $ 357.4   $ 372.1   $ 438.3   $ 483.3   $ 107.8     $ 213.8    $ 876.8
 Cost of sales........................    246.1     261.7     299.6     331.7      75.8       155.5      645.7
                                        -------   -------   -------   -------   -------     -------    -------
 Gross profit.........................    111.3     110.4     138.7     151.6      32.0        58.3      231.1
 Selling, general &
  administrative expenses.............     90.8      93.5     107.3     111.8      26.0        46.5      186.8
 Other operating expenses(2)..........     21.1        --       7.6       5.7        --         3.1        3.6
 Loss on sale of Lear Siegler.........       --        --        --       5.4        --          --         --
 Restructuring expense(3).............       --       6.3        --       2.9        --         3.8        4.2
                                        -------   -------   -------   -------   -------     -------    -------
 Income (loss) from operations........     (0.6)     10.6      23.8      25.8       6.0         4.9       36.5
 Interest expense.....................     (4.5)     (6.0)     (6.7)    (27.5)     (6.3)      (10.9)     (46.7)
 Interest income......................      2.2       2.9       2.1       1.3       0.3         0.1        0.7
                                        -------   -------   ----- --   -------   -------     -------    -------
 Income (loss) from  continuing
  operations before income taxes,
  minority interest and
  extraordinary items.................     (2.9)      7.5      19.2      (0.4)      0.0        (5.9)      (9.5)
 Income tax benefit (provision)(4)....     (0.2)     (0.1)     17.6       6.8      (0.1)        1.6       (0.5)
 Minority interest....................     (2.7)     (1.1)    (10.2)       --        --          --         --
                                        -------   -------   -------   -------   -------     -------    -------
 Income (loss) from continuing
  operations before extraordinary
  items...............................     (5.8)      6.3      26.6       6.4      (0.1)       (4.3)     (10.0)
 Discontinued operations(5)...........       --        --       1.7        --        --          --         --
 Extraordinary loss(6)................     (1.5)       --      (0.5)     (2.8)       --          --       (4.0)
                                        -------   -------   -------   -------   -------     -------    -------
 Net Income (loss).................... $   (7.3)  $   6.3   $  27.8   $   3.6   $  (0.1)    $  (4.3)   $ (14.0)
                                        =======   =======   =======   =======   =======     =======    =======
OTHER FINANCIAL DATA:
 Depreciation and amortization........ $    7.2   $   7.6   $   8.0   $   8.7   $   2.0     $   6.4    $  22.8
 Capital expenditures.................     14.2      12.0      12.8      13.9       4.2         2.4       23.1
 Ratio of earnings to fixed
  charges(7)..........................       --       1.4x      2.0x       --       1.0x         --         --
 Deficiency of earnings to fixed
  charges(7)..........................     (2.9)       --        --      (0.4)       --        (5.9)      (9.5)
BALANCE SHEET DATA:
 Working capital......................  $  41.9   $  58.1   $  56.6   $  29.8   $  56.6     $  41.3    $  52.7
 Total assets.........................    193.7     188.3     216.2     558.1     204.0       576.4      573.8
 Total indebtedness...................     63.8      69.0     263.7     479.9     270.0       503.6      487.4
 Stockholders' equity (deficit).......      0.2      (0.6)   (128.5)    (46.9)   (128.6)      (48.4)      (6.5)

-------------
(1) Prior to 1998, Safelite's fiscal year ended on the Saturday closest to December 31 of each year. On May 18, 1998, Safelite changed its fiscal year to the Saturday closest to March 31.

(2) Other operating expenses in 1994 are comprised of a $2.5 million one-time charge recorded by Safelite to conform its method of accounting to Statement of Position (SOP) No. 93-7, "Reporting on Advertising Costs" and $18.6 million primarily related to curtailment and settlement losses for pension plans of previously disposed Lear Siegler subsidiaries. Other operating expenses in 1996 are comprised of management transaction bonuses related to the THL Transactions of $6.9 million and estimated costs (primarily severance) of $0.7 million to exit the activities of Lear Siegler. Other operating expenses in 1997 include $1.0 million of management transaction bonuses, $3.0 million related to acceleration of vesting of management stock options and $0.5 million related to forgiveness of officer loans made in connection with the Vistar merger. Also included in other operating expenses in 1997 are costs related to obtaining bondholder consent to the Vistar merger of $1.2 million. Other operating expenses in the three months ended April 4, 1998, and the year ended April 3, 1999, consist solely of costs associated with the integration of corporate systems, moving, relocation and other expenses associated with the Vistar merger. See Notes 1, 2, 4 and 10 to Safelite's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) In 1995, Safelite recorded $6.3 million in restructuring charges. Of this amount, $5.6 million related to the planned closing of 100 service center locations and $0.7 million related to field management reorganization. In 1997, Safelite recorded restructuring charges totaling $2.9 million consisting of $0.4 million for planned closing of Safelite service center locations and $2.5 million related to Safelite employee severance resulting from the consolidation of Safelite and Vistar field and administrative activities. Restructuring charges of $3.8 million for the three months ended April 4, 1998 consisted of $2.5 million for planned closing of 50 Safelite service center locations and $1.3 million related to Safelite employee severance. Restructuring charges of $4.2 million for the year ended April 3, 1999 consisted of $3.6 million for planned closing of 55 Safelite service centers and $0.6 million related to Safelite employee severance. See Notes 4 and 5 to Safelite's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) During 1996 and 1997, the valuation allowance provided against Safelite's deferred tax assets was reduced by $25.9 million and $3.0 million. See Note 14 to Safelite's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5) In 1996, a gain from discontinued operations totaling approximately $1.7 million was recorded, consisting of $27.2 million in favorable resolution of various tax contingencies of previously discontinued Lear Siegler operations offset by $25.5 million of settlement costs for various liability issues related to previously disposed of Lear Siegler subsidiaries. See Note 16 to Safelite's financial statements.

(6) In each of the fiscal years 1994, 1996, 1997 and 1999, Safelite recorded extraordinary losses as a result of expensing unamortized loan origination fees related to the early retirement of the associated debt. The amount recorded for 1994 was $1.5 million, net of minority interest and income tax $0.3 million. The amount recorded for 1996 was $0.5 million, net of tax of $0.3 million. The amount recorded for 1997 was $2.8 million, net of tax of $1.9 million. The amount recorded for 1999 was $4.0 million, net of tax of $2.7 million.

(7) For purposes of determining the ratio of earnings to fixed charges and deficiency of earnings to fixed charges, earnings are defined as earnings before income taxes and cumulative effect of accounting changes, plus fixed charges (net of capitalized interest). Fixed charges consist of interest expense on all debt plus capitalized interest, amortization of deferred financing costs and one-half of rental expense on operating leases. One-half of rent expense represents that portion of rental expense which management believes is attributable to interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Safelite is the largest provider of automotive glass replacement and repair services in the United States. The Company's installation and related services customers include insurance companies, commercial fleet leasing and rental car companies, car dealerships and body shops, government agencies and individual consumers. Safelite also acts as a subcontractor for other automotive glass replacement and repair providers. Approximately 95%, or $828.7 million, of Safelite's sales for the year ended April 3, 1999, were installation and related services sales. Of these sales, approximately 78% were generated through Safelite's own service centers, mobile vans, and centralized telephone/dispatch centers ("service center sales"). The remainder of installation and related services sales, or $183.8 million, for the year ended April 3, 1999, were derived from Safelite's network of independent automotive glass installation and repair providers which install or repair glass for Safelite under subcontracting arrangements ("network sales").

         Insurance companies represent the largest installation and related services customer segment comprising approximately 67% of installation and related services sales in 1999.

         Safelite manufactures approximately 65% of the windshields it installs and utilizes its excess manufacturing capacity to produce windshields for sale into the wholesale market. Wholesale customers are primarily regional and local automotive glass replacement and repair companies. Approximately 5% of Safelite's sales for 1999 were wholesale sales. Safelite's strategic focus for its wholesale operations is to maintain sales and increase overall gross margins.

         Safelite's costs and expenses include cost of sales and selling, general and administrative expenses. Cost of sales includes product and distribution costs, installation labor, service center occupancy and vehicle expenses. Selling, general and administrative expenses include costs of Safelite's national phone centers, sales force and other general and administrative functions.

FORWARD-LOOKING STATEMENTS

         Readers are cautioned that there are statements contained in this report including but not limited to those under the caption Year 2000 Issues, which are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which Safelite does business, among other things. These statements are not guaranties of future performance and Safelite has no specific intention to update these statements.

         These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. The risks and uncertainties include product demand, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, changes in customers' ordering patterns and costs and expenses associated with any Year 2000 issues associated with Safelite, including updating software and hardware and potential system interruptions. This list should not be construed as exhaustive.

VISTAR MERGER AND CURRENT OPERATING PERFORMANCE

         On December 19, 1997, Safelite acquired Vistar, the second largest automotive glass replacement and repair company in the United States. As a result, Safelite's results of operations for the three months ended April 4, 1998 and the year ended April 3, 1999 are not directly comparable to results recorded in prior periods.

         In connection with the Vistar merger, Safelite took a number of actions in order to consolidate redundant overhead in both field and corporate operations, eliminate redundant service center locations and eliminate redundant sales and marketing activities. These actions included the closing of 179 service center locations, the conversion of all remaining Vistar service center locations to the Safelite point of sale system, the closing of the former Vistar corporate headquarters, the conversion of Vistar call center and billing systems to Safelite systems, and the elimination of redundant field management, sales and marketing activities.

         Most redundant corporate overhead, sales and marketing activities were consolidated prior to May 1, 1998 in accordance with management's original integration plan. By January 2, 1999, substantially all remaining actions required to achieve merger-related cost savings were completed. The completion of these remaining activities, however, occurred later than management's original plan which would have had much of the field and call-center integration processes completed before the summer of 1998. The summer months are traditionally Safelite's highest volume sales months as automobile miles driven increase significantly in that period.

         Management estimates annual net cost savings related to the Vistar merger will total $30 million to $35 million, which is consistent with the original plan. Approximately 40% of these net cost savings are reflected in Safelite's results of operations for the year ended April 3, 1999. The entire net cost savings are expected to be realized in Safelite's fiscal year ended April 1, 2000. There can be no assurance, however, that these cost savings will be achieved or that other factors will not negate the realization of the savings.

         At the time of the Vistar merger, management estimated that merger-related closing and consolidation costs would range from $37 million to $42 million. In addition, management estimated that Safelite would incur between $5 million and $10 million in one-time expenses associated with the integration of corporate systems, temporary services fees, training, moving and other costs related to the Vistar merger. Actual results for these items were in line with management's estimates. As of April 3, 1999, Safelite has recorded $38.0 million in Vistar merger related closing and consolidation costs and $6.7 million in one-time merger integration costs. Management expects to incur no further Vistar merger related restructuring or one-time charges.

         As discussed above, the consolidation and elimination of redundant service centers and related field operations activities took longer, and was more disruptive to Safelite's business, than was originally anticipated. This disruption and delay, combined with lower overall automotive glass replacement industry unit volumes, had an adverse impact on Safelite's fiscal year 1999 sales and results of operations.

         Key items which have impacted Safelite's performance are described below:

         -- The focus of the field sales force on merger integration activities has adversely impacted unit sales. This has resulted in reduced sales to local commercial accounts such as car dealerships, body shops and local car rental companies compared to pre-merger combined results for Safelite and Vistar. Sales to insurance customers, most notably State Farm, where Safelite does not have a Total Customer Solution or Master Provider relationship have also been negatively affected.

         -- Field operations management likewise has been focused on integrating the two companies, which had different operating cultures and strategies. This has resulted in both lower sales to individual consumers than the combined companies had experienced prior to the merger and lower productivity levels than had been previously achieved by Safelite.

         -- A higher proportion of sales have been serviced through the Company's network of independent automotive glass installation providers than had been experienced by Safelite prior to the Vistar merger. The gross profit margin on network sales is substantially lower than on Safelite-owned service center sales.

         -- The overall automotive glass replacement industry has experienced a decline in unit volumes and increased price competition during fiscal 1999.

         Management is devoting substantial time and attention in an effort to address these issues and to improve Safelite's sales growth and operating efficiencies to expected levels. Specific actions taken include continued training of former Vistar field operations and call center associates on Safelite systems and market-based operating strategies, refocusing Safelite's field sales force on sales growth, and aligning service center and warehouse headcount with current unit volumes. In addition, management made changes related to key leadership positions in field operations, field sales and call center management at the former Vistar call center. All such positions are now held solely by experienced Safelite associates. While management believes that these actions will improve sales and operating performance, there can be no assurances regarding timing within which these actions may have impact or that these effects will ultimately be successful.

RESULTS OF OPERATIONS

         The following table reflects Safelite's sales, related expenses and earnings expressed as a percentage of sales for the periods set forth below.


                                                   THREE MONTHS ENDED  FISCAL
                                   YEAR ENDED (1)  ------------------   YEAR
                                   --------------  MARCH 29, APRIL 4,   ENDED
                                    1996    1997     1997     1998     1999 (1)
                                    ----    ----     ----     ----     --------

SALES:
 Installation and related
  services:
    Service center...............   75.9%    75.3%    77.0%    75.4%    73.5%
    Network......................   10.8     13.7     11.4     18.9     21.0
    Wholesale....................   13.3     11.0     11.6      5.7      5.5
                                   -----    -----    -----    -----    -----
 Total sales.....................  100.0    100.0    100.0    100.0    100.0
 Cost of sales...................   68.4     68.6     70.3     72.7     73.6
                                   -----    -----    -----    -----    -----
 Gross profit....................   31.6     31.4     29.7     27.3     26.4
 Selling, general and
  administrative expenses........   24.5     23.2     24.1     21.7     21.3
 Restructuring expense...........     --      0.6       --      1.8      0.5
 Other operating expenses........    1.7      1.2       --      1.5      0.4
 Loss on sale of Lear Siegler....     --      1.1       --       --       --
 Interest expense................   (1.5)    (5.7)    (5.9)    (5.1)    (5.3)
 Interest income.................    0.5      0.3      0.3       --       --
                                   -----    -----    -----    -----    -----

 Income (loss) before income
  taxes..........................    4.4     (0.1)     0.0     (2.8)    (1.1)
 Income tax benefit (provision)..    4.0      1.4       --      0.8       --
 Minority interest...............   (2.4)      --       --       --       --
 Discontinued operations.........    0.4       --       --       --       --
 Extraordinary loss..............   (0.1)    (0.6)      --       --     (0.5)
                                   -----    -----    -----    -----    -----
 Net income (loss)...............    6.3%     0.7%     0.0%    (2.0)%   (1.6)%
                                   =====    =====    =====    =====    =====
-------------

(1) Prior to 1998, Safelite's fiscal year ended on the Saturday closest to December 31 of each year. On May 18, 1998, Safelite changed its fiscal year to the Saturday closest to March 31.

FISCAL YEAR ENDED APRIL 3, 1999 COMPARED WITH FISCAL YEAR ENDED JANUARY 3, 1998

         SALES. Sales for the year ended April 3, 1999, increased $393.5 million, or 81.4%, to $876.8 million, from $483.3 million in the fiscal year ended January 3, 1998. Installation and related services grew $398.4 million, or 92.6% to $828.7 million. Approximately 71% of this growth was derived through service center sales while the remainder was provided by increased network sales. Most of the sales growth in installation and related services is attributable to the Vistar merger. While sales have increased substantially over last year due to the Vistar merger, Safelite's focus on the complexities of merger integration activities has had an adverse effect on post-merger sales growth. Overall installation and related services unit volumes for the first three quarters of the current fiscal year were down 8% from the combined pre-merger unit sales volumes of Safelite and Vistar in the comparable prior year period. Unit volumes in the fourth quarter improved as merger related activities subsided. Fourth quarter installation and related services units increased 7% over the same quarter of the prior year.

         Wholesale sales for the year ended April 3, 1999, fell 9.3% to $48.1 million as a result of a 7% decline in unit sales further impacted by lower prices. These results reflect the soft market conditions currently being experienced in the auto glass replacement market.

         GROSS PROFIT. Gross profit for the year ended April 3, 1999 increased 52.4% to $231.1 million, from $151.6 million in the fiscal year ended January 3, 1998, mainly as a result of increased sales volume from the Vistar merger. Gross profit margin decreased to 26.4% as compared to 31.4% in the prior year, due primarily to the higher percentage of network business relative to total sales, offset partially by higher prices and improved customer mix. The gross profit margin on network sales is substantially lower than on work performed through Safelite owned service centers. Additional gross margin compression occurred as a result of decreased productivity in service center and warehouse operations during the merger integration period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses rose 67.0% in fiscal 1999 to $186.8 million as a result of the Vistar merger. Selling, general and administrative expenses as a percent of sales decreased to 21.3% in the year ended April 3, 1999, from 23.2% in the fiscal year ended January 3, 1998. This decrease is primarily due to the achievement of merger synergies. Selling, general and administrative expenses as a percent of sales was negatively impacted by slower post-merger sales growth.

         INCOME BEFORE INCOME TAXES. Income (loss) before income taxes decreased to a loss of $9.5 million in the fiscal year 1999 from a loss of $0.4 million for the fiscal year ended January 3, 1998. In addition to the impact of restructuring and merger integration expenses on sales and gross profit described above, income (loss) before income taxes in the year ended April 3, 1999 was adversely affected by $19.2 million in increased interest costs. Income
(loss) before income taxes in the year ended January 3, 1998 included a $5.4 million loss on the sale of Safelite's former parent, Lear Siegler.

         INCOME TAXES. In fiscal year 1999, Safelite's provision for income taxes was significantly above income taxes computed using statutory rates primarily due to non-deductible amortization of goodwill arising from the Vistar merger.

         NET INCOME. Net income (loss) for the year ended April 3, 1999, was $(14.0) million, down from income of $3.6 million in the fiscal year ended January 3, 1998. The decrease in net income from 1997 was primarily due to the changes in income before income taxes described above. Also contributing to the change was a $4.0 million extraordinary loss related to early extinguishment of debt in 1999, while 1997 results included a $2.8 million extraordinary loss for early extinguishment of debt.

THREE MONTHS ENDED APRIL 4, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 29, 1997

         SALES. Sales increased $106.0 million in the three months ended April 4, 1998, or 98.3%, to $213.8 million, from $107.8 million in the three months ended March 29, 1997. Installation and related services grew $106.4 million, or 111.7% to $201.7 million. Approximately 73% of this growth was attributable to service center sales while the remainder was provided by increased network sales. The growth in installation and related services revenue over the prior year was due primarily to the Vistar merger and favorable pricing, as overall market volumes were soft in the first three months of calendar 1998.

         Wholesale sales fell 3.5% to $12.1 million despite an 8.0% increase in unit sales. Soft market conditions and greater industry capacity increased competition at the wholesale level, particularly in the higher margin smaller local glass chains and shops. As a result, much of the increase in unit sales was derived from the more price sensitive truckload buyers who were purchasing in advance of the industry-wide NAGS price increase which took effect March 16, 1998.

         GROSS PROFIT. Gross profit increased 81.8% to $58.3 million in the three months ended April 4, 1998, from $32.0 million in the corresponding period of the prior year. Gross profit margin decreased to 27.3% in the first three months of 1998, from 29.7% in the corresponding prior year period, as the impact of improved installation and related services pricing and customer mix was more than offset by the higher growth rate of network business relative to total sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses rose 78.8% in the first three months of 1998 to $46.5 million, with the Vistar merger accounting for substantially all of the increase. As a percentage of sales, selling, general and administrative expenses declined to 21.7% in the first three months of 1998 from 24.1% for the corresponding prior year period. This decline in selling, general and administrative expenses as a percent of sales was a result of Safelite's improved operating leverage.

         INCOME BEFORE INCOME TAXES. Income (loss) before taxes declined to a loss of $5.9 million for the three months ended April 4, 1998, compared with essentially break-even performance for the corresponding prior year period. The decline in income (loss) before income taxes despite higher overall gross margin dollars and lower selling, general and administrative expenses as a percent of sales was caused primarily by $6.9 million in restructuring charges and merger integration costs and $4.6 million in increased interest costs associated with the Vistar merger.

         INCOME TAXES. Safelite recorded an income tax benefit in the first three months of 1998 of $1.6 million, compared to a $0.1 million income tax provision for the first three months of 1997. The income tax benefit (provision) in both periods differed from amounts computed using statutory rates due primarily to amortization of goodwill.

         NET INCOME. Net income (loss) declined to a loss of $4.3 million for the three months ended April 4, 1998 from a loss of $0.1 million in the corresponding prior year period due to the changes described above.

1997 COMPARED WITH 1996

         SALES. Sales increased $45.0 million in 1997, or 10.3%, to $483.3 million, from $438.3 million in 1996. Installation and related services grew $50.1 million, or 13.2% to $430.3 million. Approximately 63% of this growth was attributable to service center sales while the remainder was provided by increased network sales. The growth in installation and related services revenue over the prior year was due primarily to favorable pricing and improved customer mix. Instrumental to the improved customer mix was the addition of new multi-year "Master

Provider" programs with several large insurers, most notably GEICO. Under a Master Provider program, Safelite administers 100% of an insurance company's automotive glass claims and, as a result, receives more referrals both to be performed in its own service centers and through its network of independent automotive glass installation providers. The increase in insurance customer sales volume was partially offset by a decline in subcontracting sales volume, as overall market conditions were soft in 1997.

         Wholesale sales fell 8.9% to $53.0 million as a result of a 13% decline in unit sales partially offset by increased pricing. The pricing improvement came about through a shift of business from more price sensitive truckload buyers to smaller local glass chains and shops. The wholesale business performance reflected the soft market conditions and resulting competition at the wholesale level.

         GROSS PROFIT. Gross profit increased 9.3% to $151.6 million, from $138.7 million in 1996. Gross profit margin remained virtually constant in 1997 at 31.4% compared to 31.6% in 1996, as the impact of improved installation and related services pricing and customer mix was partially offset by higher product and installation costs. Also negatively affecting the gross margin percentage was the higher growth rate of network business relative to total sales. The gross profit margin on network sales is substantially lower than on work performed through Safelite owned service centers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses rose 4.2% in 1997 to $111.8 million. Vistar selling, general and administrative expenses from the December 19, 1997 merger date through year-end accounted for nearly all of the total increase. As a percentage of sales, selling, general and administrative expenses declined to 23.2% in 1997 from 24.5% in 1996.

         INCOME BEFORE INCOME TAXES. Income (loss) before income taxes decreased to a loss of ($0.4) million in 1997 from income of $19.2 million in 1996. The decrease was due primarily to $20.8 million in higher interest costs incurred as a result of Safelite's December 20, 1996 recapitalization, coupled with a $5.4 million loss on the sale of Lear Siegler and $2.9 million in restructuring charges. Partially offsetting these items was a decline in other operating expenses of $1.9 million. Other operating expenses in 1997 consisted of one-time charges related to the Vistar merger as follows: (1) $3.0 million for acceleration of vesting of certain management stock options, (2) $1.0 million in management transaction bonuses, (3) $0.5 million related to the forgiveness of officer loans and (4) $1.2 million in costs associated with obtaining bondholder consent to amend the terms of the Company's subordinated notes and approve the Vistar merger.

         INCOME TAXES. In 1997, Safelite recorded an income tax benefit substantially in excess of the statutory rate primarily due to a reduction of Safelite's valuation allowance for deferred tax assets in recognition of Safelite's improved profitability, and the recognition of the right to use previously unrecognized federal net operating loss carryforwards obtained in connection with the Lear Siegler sale transaction. The income tax benefit in 1997 was $10.8 million less than 1996. The valuation allowance was substantially reduced in 1996 in recognition of Safelite's improved profitability at that time.

         NET INCOME. Net income declined to $3.6 million from $27.8 million in 1996 primarily as a result of the changes described above as well as the elimination of the adjustment for minority interest as a result of the THL Transactions in 1996. Also contributing to the change was a $2.8 million extraordinary loss in 1997 for the early extinguishment of debt which was made in connection with obtaining new financing for the Vistar merger.

RESTRUCTURING CHARGES

         As a result of the Vistar merger, Safelite took actions to consolidate redundant overhead in both field and corporate operations, eliminate redundant service center locations and eliminate redundant sales and marketing activities. Merger-related closing and consolidation costs totaled $38 million of which $27.1 million was recorded as purchase accounting adjustments and $10.9 million was recorded as restructuring charges.

         The $27.1 million of purchase accounting adjustments relate to Vistar employee severance, closure of Vistar service center locations and elimination of duplicative Vistar corporate functions. The restructuring charges of $2.9 million recorded in fiscal 1997, $3.8 million in the three months ended April 4, 1998 and $4.2 million in the year ended April 3, 1999, relate to Safelite employee severance and closing of Safelite service centers. As of April 3, 1999, Safelite has made approximately $27.6 million in cash payments in connection with these items. Safelite anticipates additional cash payments of $4.7 million in fiscal 2000, $3.0 million in fiscal 2001, $1.1 million in fiscal 2002, and $0.5 million in fiscal 2003 relating to these accruals.

EFFECTIVE INCOME TAX RATE

         For the year ended April 3, 1999, Safelite's provision for income taxes was above the statutory rate due to permanent differences, primarily amortization of non-deductible goodwill. Safelite recorded a tax benefit of $6.8 million for fiscal year 1997. This tax benefit resulted primarily from a reduction in the valuation allowance relating to net operating loss carryforwards generated prior to 1994, and from obtaining the right to use approximately $16.2 million of previously unrecognized federal net operating loss carryforwards as part of the Lear Siegler sale transaction. The reduction in the valuation allowance was based upon management's review of Safelite's historical and current pre-tax earnings, giving effect to adjustments and statutory limitations resulting from the THL Transactions and the Vistar merger. Based upon this review, management believes that Safelite will realize the benefit of a portion of its existing deductible temporary differences. Management expects that the increase in interest expense which will occur as a result of the Vistar merger combined with Safelite's net operating loss carryforwards may result in reduced Federal tax payments for a period of up to 10 years.

EFFECTS OF INFLATION

         Inflation has not been material to Safelite's operations for the periods presented.

SALES DATA BY QUARTER

         The following table shows Safelite's quarterly sales for 1996, 1997 and fiscal 1999.

                                    NET SALES
                              (DOLLARS IN MILLIONS)


                                            CALENDAR YEARS
                                  -----------------------------------
                                        1996                 1997
                                  ---------------      --------------
                                    SALES      %        SALES      %
                                    -----     ---       -----     ---
         First Quarter......       $102.9     24%      $107.8     22%
         Second Quarter.....        122.0     28        129.1     27
         Third Quarter......        115.8     26        126.3     26
         Fourth Quarter.....         97.6     22        120.1     25
                                   ------    ----      ------    ----

          Total Annual......       $438.3    100%      $483.3    100%
                                   ======    ===       ======    ===

                                    FISCAL YEAR
                                        1999
                                  ---------------
                                    SALES      %
                                    -----     ---
         First Quarter......       $241.2     28%
         Second Quarter.....        231.9     26
         Third Quarter......        186.0     21
         Fourth Quarter.....        217.7     25
                                   ------    ----
          Total Annual......       $876.8    100%
                                   ======    ===

         Historically, Safelite has experienced seasonal variations in revenues, with lower revenues typically reported in the first and fourth calendar quarters of each year. See "-- Effect of Weather Conditions; Seasonal Earnings."

EFFECT OF WEATHER CONDITIONS; SEASONAL EARNINGS

         The severity of weather has historically affected Safelite's sales and operating income, with severe winters generating increased sales and income and mild winters generating lower sales and income. Accordingly, mild weather conditions have an adverse affect Safelite's results of operations.

         Safelite's business is somewhat seasonal, with the first and fourth calendar quarters of each year traditionally being its slowest periods of activity. This reduced level of sales in the first and fourth calendar quarters has resulted in a disproportionate decline in operating income during those quarters due to Safelite's significant operating leverage. Management believes these seasonal trends will continue for the foreseeable future.

YEAR 2000 ISSUES

         Many computer systems in use today may be unable to correctly process data or may not operate at all after December 31, 1999 because those systems recognize the year within a date only by the last two digits. Some computer programs may interpret the year "00" as 1900, instead of as 2000, causing errors in calculations or the value "00" may be considered invalid by the computer program, causing the system to fail. Year 2000 issues may affect (1) Information Technology (IT) utilized in Safelite's widely diversified business information systems, including mainframe and client server hardware and software communications and point of sale equipment (IT Systems);
(2) non-IT systems utilized by Safelite, such as communications, facilities management, and manufacturing and service equipment containing embedded computer chips; and (3) IT and non-IT systems of third parties relied on by Safelite, such as customers, suppliers, distributors, banks and utilities.

         Safelite could be adversely affected if Year 2000 issues are not resolved by Safelite or material third parties before the Year 2000. Possible adverse consequences include, but are not limited to (1) the inability to obtain products or services used in business operations, (2) the inability to transact business with customers, (3) the inability to execute transactions through the financial markets, and (4) the inability to manufacture or deliver goods or services sold to customers. Safelite's management believes that at least some minor disruptions due to Year 2000 issues will occur. On a worst case basis, if Safelite, one or more of its significant customers or suppliers, or key government bodies are unable to implement timely and effective solutions to the Year 2000 issues, Safelite could suffer material adverse effects. The financial impact of these effects cannot currently be estimated.

         Safelite relies heavily on computer technologies to operate its business. As a result, Safelite continuously seeks to upgrade and improve its computer systems in order to provide better service to its customers and to support the Company's growth. Safelite has initiated a program to prepare its computer systems and applications to accurately process date/time data from, into, and between the years 1999 and 2000. As part of this program, a team has been assigned to assess the nature and extent of the work required to make Safelite's IT Systems and non-IT Systems Year 2000 compliant.

         The assessment phase of the Year 2000 project is complete. Remediation for Year 2000 compliance is underway and is currently estimated to be 70% complete with final completion expected by August 1999. Implementation and testing is underway and is scheduled to be complete by September 1999. Remediation of systems and applications software is being effected through outside consultants, "factory support", in-house staff and in some cases by the replacement of software packages. Safelite is building an isolated test environment where systems will be tested by resetting dates to various points beyond the year 2000. Management expects that by the end of calendar 1999, all of Safelite's critical systems that are not currently Year 2000 compliant will be corrected or replaced.

         Surveys of critical customers and suppliers are currently underway to assess the status of their Year 2000 compliance efforts. However, there can be no assurance that the systems of other companies on which Safelite relies will be timely converted. There can be no assurance that Year 2000 failures experienced by Safelite or third parties will not have a material adverse effect on Safelite's financial condition and operations. Safelite has begun consideration of contingency plans to deal with Year 2000 issues in the event that remediation efforts are unsuccessful. These plans will be more fully developed in 1999 to address specific areas of need.

         Based on Safelite's latest assessments, the total cost of addressing the Year 2000 issue is estimated to be in the range of $2.0 million to $3.0 million, with the majority of these costs representing incremental business costs to outside vendors and consultants. As of April 3, 1999, approximately $1.0 million of external costs have been incurred. Safelite does not separately track the internal costs for the Year 2000 project, with these costs being principally the related payroll costs for the management information systems staff.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Used in Operating Activities

         Net cash used in operating activities for the year ended April 3, 1999 was $14.0 million, an increase in cash usage of $16.5 million from the fiscal year ended January 3, 1998. Excluding the cash flows associated with Lear Siegler discontinued operations during the year ended ended January 3, 1998, the increase in cash usage of $12.5 million was primarily due to restructuring cash payments as well as debt service associated with the Vistar merger.

         Net cash used in operating activities for the three months ended April 4, 1998 was $15.6 million, a decrease in cash usage of $1.1 million from the corresponding prior year period. Excluding Lear Siegler discontinued operations in the quarter ended March 29, 1997, cash usage increased by $2.8 million, primarily due to increases in accounts receivable, inventory and debt service associated with the Vistar merger.

         Net cash provided by operating activities for 1997 was $2.4 million, an increase in operating cash flows of $2.3 million from 1996. Excluding Lear Siegler discontinued operations, cash flows decreased by $23.3 million in 1997. The primary factor in this decrease was the additional cash required to service the increase in debt which resulted from the THL Transactions in December 1996.

Capital Expenditures

         Safelite's investing activities consist mainly of capital expenditures for new and existing service center and warehouse locations, capacity and efficiency upgrades to manufacturing facilities, and information technology equipment. Capital expenditures totaled $23.1 million for the year ended April 3, 1999 and $13.9 million for the fiscal year ended January 3, 1998. The increase in capital spending during the year ended April 3, 1999 reflects spending for merger integration related activities as well as the increase in the size of the business as a result of the Vistar merger.

         Capital expenditures totaled $4.2 million for the three months ended March 29, 1997 and $2.4 million for the three months April 4, 1998. Capital spending during the three months ended April 4, 1998 reflects Safelite's focus on planning merger consolidation activities.

         Capital spending totaled $13.9 million in the year ended 1997 and $12.8 million in the year ended 1996. The level of 1996 capital expenditures reflects expansion of service center and warehouse coverage into new markets and an upgrade to Safelite's manufacturing facilities. The increase in capital spending during 1997 reflects Safelite's expansion of service center and warehouse coverage and the purchase of new point of sale equipment at the end of the year for the former Vistar service centers.

         Management expects post-integration capital spending levels to approximate $22.0 million annually after the Vistar merger, with maintenance spending of approximately $10.0 million to $12.0 million annually. Additional integration-related capital expenditures of $3.0 million to $5.0 million in fiscal year 2000 is expected as a result of (1) converting Vistar service centers and mobile vans to the Safelite logo and format and (2) expansion of certain centralized telephone/dispatch center locations.

Liquidity

         Historically, Safelite has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. In connection with the Vistar merger, Safelite retired existing debt of approximately $150.0 million and incurred new debt aggregating approximately $365.0 million. Substantially all of the proceeds of this debt were used to refinance existing bank debt, to fund a distribution to Safelite shareholders, to pay Vistar merger consideration and to pay bonuses, fees and expenses related to the Vistar merger.

         During 1999 Safelite completed an offering of $55.0 million aggregate principal amount of 9-7/8% Series C Senior Subordinated Notes due 2006. Net proceeds from the sale of the bonds along with proceeds from the sale of $50.0 million in preferred stock (Note 11 to Safelite's financial statements) were used to repay $61.4 million in term loan borrowings and $35.0 million of revolver borrowings. These repayments were made as part of an amendment to Safelite's Bank Credit Agreement.

         As a result of the Vistar merger, Safelite has significantly increased cash requirements for debt service relating to Safelite's credit facilities. See
Note 10 to Safelite's financial statements for a description of the amortization of the term loan facility. Safelite will rely on internally generated funds and, to the extent necessary, on borrowings under its revolving credit facility, which provides for borrowings up to $100.0 million, to meet its liquidity needs.

         At April 3, 1999, Safelite had long-term borrowings of $487.4 million and availability under the revolving credit facility of $49.0 million.

         Safelite's credit facilities contain financial and other covenants that limit the ability of the Company to, among other things, dispose of assets, borrow money, make guarantees, prepay other debt or amend other debt instruments, pay dividends, create liens on assets, make investments, loans or advances, make acquisitions, create subsidiaries, engage in mergers, or engage in transactions with affiliates and otherwise restrict certain corporate activities. In addition, Safelite is required to comply with financial covenants, including specified financial ratios, minimum interest coverage ratios and maximum leverage ratios.

         At the same time that Safelite issued the Series C Senior Subordinated Notes, Safelite obtained an amendment to its Bank Credit Agreement to make the interest coverage ratio and debt leverage ratio less restrictive. There can be no assurance that Safelite will be able to comply with these amended financial covenants or that Safelite will not require amendments and/or waivers in future periods to these or other covenants contained in the Bank Credit Agreement.

         The ability of Safelite to operate its business, service its debt service obligations and reduce its total debt will be dependent on the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond Safelite's control. A portion of Safelite's debt bears interest at floating rates; therefore, its financial condition is and will continue to be effected by changes in prevailing interest rates. Safelite uses interest rate exchange agreements to manage exposure associated with interest rate fluctuations. An increase of 1% in interest rates would have the effect of increasing annual interest expense by approximately $1.8 million based upon Safelite's year end debt position.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 7.

CHANGES IN ACCOUNTING STANDARDS

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criterion for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999, however an amendment to this statement, delaying the effective date to fiscal years beginning after June 15, 2000 is currently in the exposure draft stage. The impact of adopting this statement has not been determined.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)      Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF SAFELITE GLASS CORP. AND SUBSIDIARIES:

Independent Auditors' Report................................................. 25

Balance Sheets -- April 4, 1998 and April 3, 1999............................ 26

Statements of Operations -- Years Ended December 28, 1996,
   January 3, 1998, and April 3, 1999, and Three Months
   Ended March 29, 1997 (unaudited) and April 4, 1998........................ 27

Statements of Stockholders' Equity (Deficit) -- Years Ended
   December 28, 1996, January 3, 1998 and April 3, 1999,
   and Three Months Ended April 4, 1998...................................... 28

Statements of Cash Flows -- Years Ended December 28, 1996,
   January 3, 1998, and April 3, 1999 and Three Months
   Ended March 29, 1997 (unaudited) and April 4, 1998........................ 29

Notes to Financial Statements................................................ 30

                          INDEPENDENT AUDITORS' REPORT

Safelite Glass Corp.:

         We have audited the accompanying balance sheets of Safelite Glass Corp. as of April 4, 1998 and April 3, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 28, 1996, January 3, 1998, and April 3, 1999, and for the three months ended April 4, 1998. These financial statements are the responsibility of Safelite's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Safelite Glass Corp. at April 4, 1998 and April 3, 1999, and the results of its operations and its cash flows for the years ended December 28, 1996, January 3, 1998, and April 3, 1999, and for the three months ended April 4, 1998, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Dayton, Ohio
April 16, 1999

                              SAFELITE GLASS CORP.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        April 4,       April 3,
                                                          1998           1999
                                                          ----           ----

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents........................  $ 10,254       $  2,876
     Accounts receivable, net.........................    62,000         70,296
     Inventories......................................    50,535         50,451
     Prepaid expenses.................................    11,382         10,700
     Deferred income taxes............................    19,411          9,303
                                                        --------       --------
             Total current assets.....................   153,582        143,626
PROPERTY, PLANT AND EQUIPMENT - net...................    61,994         64,080
INTANGIBLE ASSETS - net...............................   286,542        280,814
OTHER ASSETS..........................................    24,873         24,464
DEFERRED INCOME TAXES.................................    49,364         60,843
                                                        --------       --------
TOTAL ASSETS..........................................  $576,355       $573,827
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable.................................  $ 43,480       $ 50,305
     Current portion - long-term debt.................     5,941          4,537
     Accrued expenses:
         Payroll and related items....................     7,805          6,687
         Self-insurance reserves......................     7,018          7,099
         Taxes........................................     2,410          5,090
         Accrued interest.............................     8,695          6,589
         Restructuring................................    22,390          5,383
         Other........................................    14,529          5,198
                                                        --------       --------
             Total current liabilities................   112,268         90,888
LONG-TERM DEBT - less current portion.................   497,645        482,846
OTHER LONG-TERM LIABILITIES:
     Self-insurance reserves..........................     4,895          2,125
     Restructuring....................................     8,983          3,933
     Other............................................       975            569
                                                        --------       --------
             Total other long-term liabilities........    14,853          6,627
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
     Series A Preferred Stock issued, $0.01 par
      value...........................................                        1
     8% Non-Voting Preferred Stock issued, $0.01
      par value.......................................         1              1
     Class A Common Stock issued, $0.01 par value.....        38             38
     Class B Common Stock issued, $0.01 par value.....       104            104
     Additional paid-in capital.......................   324,878        374,877
     Accumulated deficit..............................  (362,077)      (376,087)
     Other............................................   (11,355)        (5,468)
                                                        --------       --------
             Total stockholders' deficit.............    (48,411)        (6,534)
                                                        --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT...........  $576,355       $573,827
                                                        ========       ========

See notes to financial statements.

                              SAFELITE GLASS CORP.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                              YEARS ENDED           THREE MONTHS ENDED
                                                         ---------------------     ---------------------    YEAR ENDED
                                                       DECEMBER 28,  JANUARY 3,    MARCH 29,    APRIL 4,     APRIL 3,
                                                          1996         1998          1997         1998         1999
                                                       -----------   ----------    ---------    --------    ----------
                                                                                  (UNAUDITED)
SALES:
  Installation and related services ..................   $380,142     $430,290     $ 95,249     $201,684     $828,709
  Wholesale ..........................................     58,183       53,014       12,544       12,108       48,102
                                                         --------     --------     --------     --------     --------

    Total sales ......................................    438,325      483,304      107,793      213,792      876,811

COST OF SALES:
  Installation and related services ..................    257,304      291,952       66,609      145,824      604,967
  Wholesale ..........................................     42,319       39,706        9,149        9,721       40,759
                                                         --------     --------     --------     --------     --------

    Total cost of sales ..............................    299,623      331,658       75,758      155,545      645,726
                                                         --------     --------     --------     --------     --------

GROSS PROFIT .........................................    138,702      151,646       32,035       58,247      231,085

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ...........................................    107,350      111,815       25,993       46,467      186,800
RESTRUCTURING EXPENSES ...............................                   2,865                     3,791        4,222
LOSS ON THE SALE OF LEAR SIEGLER .....................                   5,418
OTHER OPERATING EXPENSES .............................      7,558        5,704                     3,079        3,613
                                                         --------     --------     --------     --------     --------
OPERATING INCOME .....................................     23,794       25,844        6,042        4,910       36,450

INTEREST EXPENSE .....................................     (6,726)     (27,517)      (6,357)     (10,987)     (46,655)
INTEREST INCOME ......................................      2,094        1,254          279          138          656
                                                         --------     --------     --------     --------     --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX (PROVISION) BENEFIT
  AND MINORITY INTEREST ..............................     19,162         (419)         (36)      (5,939)      (9,549)

INCOME TAX (PROVISION) BENEFIT .......................     17,605        6,842          (59)       1,623         (433)
MINORITY INTEREST ....................................    (10,199)
                                                         --------     --------     --------     --------     --------

INCOME (LOSS) FROM CONTINUING OPERATIONS .............     26,568        6,423          (95)      (4,316)      (9,982)
DISCONTINUED OPERATIONS ..............................      1,706
EXTRAORDINARY ITEM - early extinguishment of debt,
  net of tax benefit .................................       (500)      (2,835)                                (4,028)
                                                         --------     --------     --------     --------     --------
NET INCOME (LOSS) ....................................   $ 27,774     $  3,588     $    (95)    $ (4,316)    $(14,010)
                                                         ========     ========     ========     ========     ========








See notes to financial statements.

                                               Safelite Glass Corp.
                                   Statements of Stockholders' Equity (Deficit)
                                     (In thousands, except per share amounts)



                                                                  Preferential
                                        Participating                  and      Class A    Class B    Additional
                                          Preferred    Preferred    Preferred    Common     Common      Paid-in   Accumulated
                                            Stock        Stock        Stock       Stock      Stock      Capital     Deficit
                                            -----        -----        -----       -----      -----      -------     -------

BALANCE, DECEMBER 30, 1995 ...............                          $      32   $      11  $       1  $ 393,567    $(384,329)
Issuance of 4,209,689 shares of
 Class A Common Stock net of
 issuance costs of $6,502 ................                                             42                49,866
Issuance of 582,498 shares of
 preferred stock .........................                             58,250
Redemption of preferential common
 stock ...................................                                (32)                         (293,107)
Contributed capital ......................                                                               21,314
Purchase of 353,557 shares of Class
 A Common Stock ..........................
Exercise of 6,080 stock options ..........                                                                   63
Net income ...............................                                                                            27,774
Purchase of minority interest ............                                                               10,665
Minimum pension liability adjustment,
 net of tax ..............................
                                                                    ---------   ---------  ---------  ---------    ---------

BALANCE, DECEMBER 28, 1996 ...............                             58,250          53          1    182,368     (356,555)

Purchase of 1,000 shares of Class A
 Common Stock ............................
Exercise of 203,611 stock options ........                                              2                 5,273
Dividend ($12.99 per common share) .......                                                              (67,194)
Redemption of preferred stock,
 including payment of accumulated
 dividends of $4,794 .....................                            (58,250)                                        (4,794)
Elimination of stock subscription
 receivable ..............................
Reverse stock split (1 for 3) ............                                            (34)                   34
Stock dividend (2 shares of Class B
 Common Stock for each share of
 Class A Common Stock) ...................                                                        34        (34)
Issuance of 1,690,101 shares of Class
 A Common Stock and 6,959,771 shares
 of Class B Common Stock .................                                             17         69    164,348
Issuance of 40,000 shares of 8% Non-
 Voting Preferred Stock ..................             $       1                                         39,999
Net income ...............................                                                                             3,588
Minimum pension liability adjustment,
 net of tax ..............................
                                           ---------   ---------    ---------   ---------  ---------  ---------    ---------



BALANCE, JANUARY 3, 1998 .................                     1                       38        104    324,794     (357,761)

Issuance of 4,378 shares of Class B
 Common Stock ............................                                                                   84
Net loss .................................                                                                            (4,316)
Minimum pension liability adjustment,
 net of tax ..............................
                                           ---------   ---------    ---------   ---------  ---------  ---------    ---------

BALANCE, APRIL 4, 1998 ...................                     1                       38        104    324,878     (362,077)

Issuance of 50,000 shares of Series
 A Preferred Stock ....................... $       1                                                     49,999
Net loss .................................                                                                           (14,010)
Minimum pension liability adjustment,
 net of tax ..............................
                                           ---------   ---------    ---------   ---------  ---------  ---------    ---------


BALANCE, APRIL 3, 1999 ................... $       1   $       1    $           $      38  $     104  $ 374,877    $(376,087)
                                           =========   =========    =========   =========  =========  =========    =========



                                                         Other
                                            --------------------------------
                                                         Stock       Minimum
                                            Treasury  Subscription   Pension             Comprehensive
                                             Stock     Receivable   Liability     Total   Income(Loss)
                                             -----     ----------   ---------     -----   ------------

BALANCE, DECEMBER 30, 1995 ............... $    (737)  $    (372)   $  (8,787)  $    (614)
Issuance of 4,209,689 shares of
 Class A Common Stock net of
 issuance costs of $6,502 ................                                         49,908
Issuance of 582,498 shares of
 preferred stock .........................                                         58,250
Redemption of preferential common
 stock ...................................                                       (293,139)
Contributed capital ......................                                         21,314
Purchase of 353,557 shares of Class
 A Common Stock ..........................    (4,720)                              (4,720)
Exercise of 6,080 stock options ..........                    (4)                      59
Net income ...............................                                         27,774  $  27,774
Purchase of minority interest ............                                         10,665
Minimum pension liability adjustment,
 net of tax ..............................                              1,971       1,971      1,971
                                           ---------   ---------    ---------   ---------  ---------

BALANCE, DECEMBER 28, 1996 ...............    (5,457)       (376)      (6,816)   (128,532) $  29,745

Purchase of 1,000 shares of Class A
 Common Stock ............................       (11)                                 (11)
Exercise of 203,611 stock options ........                                          5,275
Dividend ($12.99 per common share) .......                                        (67,194)
Redemption of preferred stock,
 including payment of accumulated
 dividends of $4,794 .....................                                        (63,044)
Elimination of stock subscription
 receivable ..............................                   376                      376
Reverse stock split (1 for 3) ............
Stock dividend (2 shares of Class B
 Common Stock for each share of
 Class A Common Stock) ...................
Issuance of 1,690,101 shares of Class
 A Common Stock and 6,959,771 shares
 of Class B Common Stock .................                                        164,434
Issuance of 40,000 shares of 8% Non-
 Voting Preferred Stock ..................                                         40,000
Net income ...............................                                          3,588  $   3,588
Minimum pension liability adjustment,
 net of tax ..............................                             (1,766)     (1,766)    (1,766)
                                           ---------   ---------    ---------   ---------  ---------



BALANCE, JANUARY 3, 1998 .................    (5,468)                  (8,582)    (46,874) $   1,822
Issuance of 4,378 shares of Class B
 Common Stock ............................                                             84
Net loss .................................                                         (4,316) $  (4,316)
Minimum pension liability adjustment,
 net of tax ..............................                              2,695       2,695      2,695
                                           ---------   ---------    ---------   ---------  ---------



BALANCE, APRIL 4, 1998 ...................    (5,468)                  (5,887)    (48,411) $  (1,621)
Issuance of 50,000 shares of Series
 A Preferred Stock .......................                                         50,000
Net loss .................................                                        (14,010) $ (14,010)
Minimum pension liability adjustment,
 net of tax ..............................                              5,887       5,887      5,887
                                           ---------   ---------    ---------   ---------  ---------


BALANCE, APRIL 3, 1999 ................... $  (5,468)  $            $           $  (6,534) $  (8,123)
                                           =========   =========    =========   =========  =========

See notes to financial statements.



                              SAFELITE GLASS CORP.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEARS ENDED           THREE MONTHS ENDED
                                                                    ------------------------   ----------------------   YEAR ENDED
                                                                    DECEMBER 28,  JANUARY 3,   MARCH 29,     APRIL 4,    APRIL 3,
                                                                       1996         1998         1997          1998        1999
                                                                    ------------  ----------   ---------     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         (UNAUDITED)
Net income (loss) .................................................  $  27,774    $   3,588    $     (95)    $ (4,316)   $ (14,010)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Extraordinary loss-early extinguishment of debt ..................        500        2,835                                  4,028
 Depreciation and amortization ....................................      8,031        8,700        2,003        6,377       22,763
 Loss on sale of subsidiary .......................................                   5,418
 Stock compensation from exercise of stock options ................                   2,976
 Minority interest ................................................     10,199
 Deferred income taxes ............................................    (19,715)      (6,887)          59       (1,552)         433
 (Gain) loss on disposition of assets .............................        258          324                       346          (35)
 Gain from discontinued operations ................................     (1,706)
 Changes in operating assets and liabilities:
  Accounts receivable .............................................      2,379          560       (1,217)      (7,073)      (8,296)
  Inventories .....................................................       (704)        (145)        (690)      (2,402)          84
  Accounts payable ................................................      4,277        1,852       (3,937)      (1,833)       6,825
  Accrued expenses ................................................      1,615       (2,288)     (10,643)      (5,099)     (25,620)
  Other ...........................................................    (11,179)     (18,478)       1,754          (42)        (214)
 Cash flows provided by (used in) discontinued operations .........    (21,604)       3,975       (3,940)
                                                                     ---------    ---------    ---------     --------    ---------
 Net cash flows provided by (used in) operating activities ........        125        2,430      (16,706)     (15,594)     (14,042)
                                                                     ---------    ---------    ---------     --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures .............................................    (12,843)     (13,856)      (4,233)      (2,425)     (23,114)
 Proceeds from sale of fixed assets ...............................         87           87            5           28          494
 Acquisition of intangibles .......................................       (392)         (30)         (30)      (2,821)
 Sale of subsidiary ...............................................                  (3,407)
 Purchases of short-term investments ..............................    (29,570)
 Maturities of short-term investments .............................     64,224
 Cash paid in Vistar transaction (net of cash acquired) ...........                 (68,224)
                                                                     ---------    ---------    ---------     --------    ---------
 Net cash flows provided by (used in) investing activities ........     21,506      (85,430)      (4,258)      (5,218)     (22,620)
                                                                     ---------    ---------    ---------     --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common and preferred stock ...........................    108,217                         7                    50,000
 Redemption of preferential common stock ..........................   (293,139)
 Purchase of treasury stock .......................................     (4,720)         (11)
 Payments on long-term borrowings .................................    (47,500)    (166,996)      (1,316)      (2,219)     (66,564)
 Proceeds from long-term borrowings ...............................    263,740      350,000                                 50,407
 Borrowings (payments) on revolver, net ...........................    (21,500)      15,368        7,600       25,881         (150)
 Capitalized debt issuance costs ..................................     (9,323)     (11,206)                                (4,409)
 Exercise of stock options ........................................                   2,299
 Dividends paid ...................................................                 (71,988)
 Redemption of preferred stock ....................................                 (58,250)
                                                                     ---------    ---------    ---------     --------    ---------
 Net cash flows provided by (used in) financing activities ........     (4,225)      59,216        6,291       23,662       29,284
                                                                     ---------    ---------    ---------     --------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS ......................................................     17,406      (23,784)     (14,673)       2,850       (7,378)
CASH AND CASH EQUIVALENTS AT BEG. OF PERIOD .......................     13,782       31,188       31,188        7,404       10,254
                                                                     ---------    ---------    ---------     --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................  $  31,188    $   7,404    $  16,515     $ 10,254    $   2,876
                                                                     =========    =========    =========     ========    =========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest ...........................................  $   5,127    $  29,550    $   2,936     $  3,857    $  46,234
                                                                     =========    =========    =========     ========    =========
 Cash paid (refunded) for income taxes.............................  $     350    $     492    $     203     $    123    $  (2,282)
                                                                     =========    =========    =========     ========    =========
 Contributed capital ..............................................  $  21,314
                                                                     =========
 Common and preferred stock issued ................................               $ 204,434                  $     84
                                                                                  =========                  ========





See notes to financial statements.

                              SAFELITE GLASS CORP.
                   NOTES TO FINANCIAL STATEMENTS FOR THE YEARS
         ENDED DECEMBER 28, 1996, JANUARY 3, 1998 AND APRIL 3, 1999 AND
         THREE MONTHS ENDED MARCH 29, 1997 (UNAUDITED) AND APRIL 4, 1998
                             (DOLLARS IN THOUSANDS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - Safelite Glass Corp. is engaged principally in the manufacture, distribution, repair and installation of replacement auto glass and related insurance claims processing. Safelite is the largest automotive glass replacement and repair company in the United States. Currently, approximately 95% of Safelite's sales represent installation and related services with the balance representing sales to wholesale customers. On December 19, 1997, Safelite acquired Vistar, Inc., the second largest automotive glass replacement and repair company in the United States (see Note 4). At April 3, 1999, Safelite had two manufacturing facilities, 76 warehouses and 674 service center locations across the United States.

         BASIS OF ACCOUNTING - The financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America and all amounts are expressed in U.S. dollars. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION - The financial statements include the accounts of Safelite Glass Corp. and its wholly-owned subsidiaries, which include the accounts of Lear Siegler Holdings Corp. through September 12, 1997 (see Notes 2 and 3). As of April 3, 1999, Safelite had no subsidiaries.

         FISCAL YEAR - Prior to 1998, Safelite used a 52 or 53 week fiscal year that ended on the Saturday nearest December 31. In May 1998, Safelite changed its fiscal year to a 52 or 53 week fiscal year that ends on the Saturday closest to March 31. The footnote references to year ends are as follows: December 28, 1996 ("1996"), January 3, 1998 ("1997") and April 3, 1999 ("1999"). The footnote references to the three months ended information are as follows: April 4, 1998 ("1998") and March 29, 1997 ("1997").

         INTERIM FINANCIAL STATEMENTS - Management believes the unaudited financial statements for the three months ended 1997 reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for that period.

         CASH AND CASH EQUIVALENTS - Safelite considers all short-term investments which have a purchased term of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

         CONCENTRATION OF CREDIT RISK - Approximately 57% at April 4, 1998 and 77% at April 3, 1999, of trade accounts receivable are due from insurance companies in connection with sales to individual customers. The balance of trade accounts receivable is due primarily from wholesale and other commercial customers. The number and relative financial strength of the insurance companies limit Safelite's exposure to credit risk for insurance related receivables. During 1999, $120,470 or 14% of total sales for the period were to a single insurance customer. During the three months ended April 4, 1998, $25,779 or 12% of total sales were to a single insurance customer. No single customer accounted for more than 10% of total sales in any previous period. The diversity and wide geographic dispersion limits the credit risk of receivables from wholesale and other commercial customers. Safelite also performs ongoing credit evaluations of the financial condition of its wholesale and other commercial customers which reduces its exposure to loss. Safelite maintains reserves for potential uncollectible accounts.

         INVENTORIES - Safelite accounts for inventories, which are primarily finished goods, at the lower of standard cost, which approximates actual cost determined utilizing the first in, first out method, or market. Valuation allowances for obsolete and slow moving inventories were $1,723 and $877 at April 4, 1998, and April 3, 1999.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

            Buildings and improvements                  25 years
            Leasehold improvements                  5 - 10 years
            Information technology equipment        3 - 5 years
            Other equipment and furniture           3 - 7 years

         DEBT ISSUANCE COSTS - Debt issuance costs are amortized over the life of the related debt.

         INTANGIBLE ASSETS - Intangible assets consist principally of trademarks and goodwill which are being amortized using the straight-line method over their estimated useful lives of five to forty years, primarily 30 years.

         LONG-LIVED ASSETS - Long-lived assets, identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from undiscounted future cash flows.

         REVENUE RECOGNITION - Revenue from auto glass installation and related services is recognized when the service is performed. Revenue from the distribution of auto glass to wholesale customers is recognized when the product is shipped.

         COST OF SALES - Cost of sales includes product and distribution costs as well as installation labor, occupancy and vehicle expenses.

         ADVERTISING COSTS - Safelite expenses all advertising costs. The costs of yellow pages advertising are expensed at the time the yellow pages phone book is published. Total advertising expense was $7,123, $7,367, and $11,104 in 1996, 1997, and 1999. Total advertising expense for the three months ended 1997 and 1998 was $1,807 and $2,298.

         OTHER OPERATING EXPENSES - Other operating expenses in 1996 consist of $6,858 in management transaction bonuses related to the THL Transaction and estimated costs (primarily severance) of $700 to exit the activities of Lear Siegler (see Note 3). Other operating expenses in 1997 include $1,000 of management transaction bonuses, $2,976 related to the acceleration of vesting of management stock options, and $470 related to forgiveness of officer loans made in connection with the Vistar merger (see Note 4). Also included in other operating expenses in 1997 are costs related to obtaining bondholder consent to the Vistar merger of $1,258 (see Note 10). Other operating expenses in the three months ended 1998 and the year ended 1999, consist of costs associated with the integration of corporate systems, moving, relocation and other expenses associated with the Vistar merger.

         INTEREST RATE SWAPS - Safelite uses settlement accounting to account for its interest rate swap agreements. Net interest received or paid on these contracts is reflected in interest expense.

         OTHER - Safelite adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" as of April 3, 1999. Safelite has determined that it operates in two industry segments: installation and related services and wholesale. Safelite does not allocate assets and corporate overhead by segment.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999. The impact of adopting this statement has not been determined.

         RECLASSIFICATIONS - Some reclassifications have been made to prior year balances to conform them with the fiscal 1999 presentation.

2.       THE THL TRANSACTIONS

         Prior to December 20, 1996, Safelite was an indirect subsidiary of Lear Siegler. On December 20, 1996, Safelite completed a series of transactions which resulted in Thomas H. Lee Equity Fund III, L.P., other affiliates of Thomas H. Lee Company and certain other investors (collectively "THL"), obtaining 88% of Safelite's common stock. Some existing shareholders, primarily Safelite management, retained the remaining interest. These transactions also resulted in Safelite acquiring (through a newly formed subsidiary) substantially all of the outstanding common stock of Lear Siegler, its former parent.

         The transactions above were accounted for as a recapitalization of Safelite and were recorded using the guidance provided by FASB Technical Bulletin No. 85-5. This meant that the stock held by the former minority shareholders of Safelite was treated as if it was acquired by Lear Siegler. The carrying value of the minority interest exceeded the fair value of the minority shares acquired by approximately $5,800. Inventory was increased by $1,600 and non-current assets were reduced by $7,400 to allocate this fair value adjustment.

         In connection with these transactions, some of the selling shareholders agreed to reimburse Safelite if Safelite had to pay tax liabilities of Lear Siegler arising from disputes with various taxing authorities. Additional paid-in capital of $21,314, the amount of tax liabilities recorded by Lear Siegler, was recorded to reflect the assumption of these tax liabilities by the selling shareholders.

3.       SALE OF LEAR SIEGLER

         Prior to December 20, 1996, Lear Siegler operated as a holding company whose principal activity was to oversee its discontinued operations. These activities did not provide future benefit to Safelite and, as a result, Safelite's management adopted a formal plan to exit the activities of Lear Siegler on December 20, 1996. Severance, lease termination and related costs of $700 to close Lear Siegler's office located in New Jersey were accrued as part of the exit plan using the guidance provided by Emerging Issues Task Force Statement No. 94-3. This amount was included in other operating expenses for 1996.

         On September 12, 1997, Safelite sold all of the issued and outstanding shares of the capital stock of Lear Siegler to BPLSI Investment Company. The net book value of Lear Siegler on the sale date was $5,500, which was comprised of $3,500 in cash, $13,400 in other assets and $11,400 in liabilities.

         The sale price of Lear Siegler was $100 in cash and a promissory note delivered by BPLSI to Safelite. The promissory note is not for a fixed dollar amount, but instead provides that BPLSI must pay to Safelite an amount equal to 50% of the net proceeds realized by Lear Siegler from the liquidation or other disposition of the assets belonging to Lear Siegler which were seized by the Cuban government when Fidel Castro came to power. The payment is required only to the extent that BPLSI receives dividends or other distributions from Lear Siegler. Due to restrictions in the documents governing the December 20, 1996, recapitalization of Safelite, it is not expected that BPLSI will be able to make any payments on the note for at least six years. The promissory note will remain in effect until the earlier of (a) June 21, 2017, or (b) after six years, the date when Safelite receives 50% of the net proceeds from the sale or other distribution of the "Cuban Assets" plus interest from the date of disposition to the date of payment. Due to the wholly-contingent nature of the ability of Lear Siegler to realize any proceeds from the Cuban Assets, there can be no assurance that BPLSI will make any payments to Safelite under the promissory note. Accordingly, Safelite has recorded this promissory note at a net book value of zero, and a loss of $5,418 related to the sale.

4.       THE VISTAR TRANSACTIONS

         On December 19, 1997, Safelite merged with Vistar, with Safelite as the corporation surviving the merger. The merger has been accounted for as a purchase transaction, with results of Vistar included in Safelite=s financial statements from the acquisition date.

         The purchase price paid by Safelite for all of the outstanding capital stock of Vistar consisted of 1,690,101 shares of Class A Voting Stock (valued at $19.01 a share), 6,959,771 shares of Class B Non-Voting Stock (valued at $19.01 a share), 40,000 shares of Non-Voting Preferred Stock ($40,000 aggregate liquidation preference) and $65,000 cash. The aggregate purchase price was $269,434. Safelite shareholders retained ownership of 50.5% of the outstanding Class A Voting Stock and became the owners of approximately 33% of the outstanding Class B Non-Voting Stock (including shares subject to exercisable options to acquire Class B Non-Voting Stock). Vistar shareholders became the owners of 49.5% of the outstanding Class A Voting Stock, approximately 67% of the outstanding Class B Non-Voting Stock and 100% of the outstanding Non-Voting Preferred Stock.

         In connection with the merger, substantially all of the Safelite shareholders and all of the Vistar shareholders entered into a Shareholders Agreement, which established rights and restrictions with respect to the management of Safelite and transfers of the Class A Voting Stock and the Class B Non-Voting Stock. They also entered into a Registration Agreement providing for rights to cause Safelite to register the Class A Voting Stock and the Class B Non-Voting Stock under the Securities Act of 1933, as amended.

         The excess purchase price over the fair value of identifiable net assets acquired has been allocated to goodwill. Goodwill of $276,686 recorded in the transaction will be amortized over 30 years using the straight-line method.

         Fees and expenses paid in connection with the merger totaled approximately $14,550. Of these total fees and expenses, approximately $3,000, $3,010 and $2,737 were paid to THL, Belron International (a former Vistar shareholder) and The Windsor Park Management Group. The Windsor Park Management Group is affiliated with an individual who became a director of Safelite subsequent to the merger. Safelite also paid THL $1,000 in connection with the debt refinancing.

         At the closing of the merger, Safelite entered into management agreements with both THL and Belron. Under the terms of the management agreements, Safelite agreed to pay both THL and Belron an annual management fee of $1 million. Safelite had a similar agreement with THL prior to the merger. Management fees paid to THL were $1,000, $250, and $1,000 in the year ended 1997, the three months ended 1998 and the year ended 1999, respectively. Management fees paid to Belron were $250 in the three months ended 1998 and $1,000 in the year ended 1999.

         As a result of the merger, Safelite went through a process to consolidate redundant overhead in both field and corporate operations, eliminate redundant service center locations and eliminate redundant sales and marketing force activities. This process was substantially complete as of January 2, 1999.

         The following accruals were recorded as part of the purchase accounting for Vistar as a result of this process:
                                                        YEAR    THREE     YEAR
                                                        ENDED   MONTHS    ENDED
                                                        1997  ENDED 1998  1999
                                                        ----  ----------  ----

Closing of Vistar service center locations            $ 1,734  $ 1,472  $ 2,338
Vistar field and corporate severance                   13,556    1,873      578
Elimination of redundant Vistar corporate functions     5,559
                                                      -------   ------  -------

                                                      $20,849  $ 3,345  $ 2,916
                                                      =======  =======  =======

5.       RESTRUCTURING EXPENSES

         As described in Note 4, Safelite undertook a process to review redundant corporate and field operations after its merger with Vistar. This review resulted in restructuring provisions of $2,865, $3,791 and $4,222, in the year ended 1997, the three months ended 1998 and the year ended 1999, respectively. The 1997 provision consisted of $415 related to Safelite service center closings and $2,450 related to Safelite employee severance. The three months ended 1998 provision consisted of $2,491 related to Safelite service center closings and $1,300 related to Safelite employee severance. The 1999 provision consisted of $3,580 related to Safelite service center closings and $642 related to Safelite employee severance. A summary of restructuring reserve activity including amounts related to restructuring activities prior to the Vistar merger, is detailed below.


                                                       Years Ended               Three Months Ended
                                                   ------------------            -------------------        Year Ended
                                                   1996          1997            1997           1998           1999
                                                   ----          ----            ----           ----           ----
                                                                              (Unaudited)

Beginning balance                                $  5,098       $  1,689       $  1,689       $ 26,853       $ 31,373
Restructuring liabilities acquired - Vistar                        2,438
Restructuring merger accrual                                      20,849                         3,345          2,916
Restructuring provision                                            2,865                         3,791          4,222
Used for intended purpose                          (3,409)          (988)          (264)        (2,616)       (29,195)
                                                 --------       --------       --------       --------       --------

Ending balance                                   $  1,689       $ 26,853       $  1,425       $ 31,373       $  9,316
                                                 ========       ========       ========       ========       ========


6.       ACCOUNTS RECEIVABLE

                                                        April 4,       April 3,
                                                          1998           1999
                                                          ----           ----

         Trade receivables                              $ 74,622       $ 75,396
         Less allowance for uncollectible accounts       (12,622)        (5,100)
                                                        --------       --------

         Net                                            $ 62,000       $ 70,296
                                                        ========       ========


                                                       Years Ended       Three Months Ended
                                                     ---------------     ------------------   Year Ended
                                                     1996       1997       1997       1998       1999
                                                     ----       ----       ----       ----       ----
                                                                        (Unaudited)
         Allowance for uncollectible accounts:
         Balance, beginning of period              $  2,413   $  2,101   $  2,101   $ 15,828   $ 12,622
         Provision                                    1,015      1,469        618      1,319      2,795
         Vistar merger                                          14,002
         Charge-offs                                 (1,327)    (1,744)      (587)    (4,525)   (10,317)
                                                   --------   --------   --------   --------   --------

         Balance, end of period                    $  2,101   $ 15,828   $  2,132   $ 12,622   $  5,100
                                                   ========   ========   ========   ========   ========



7.       PROPERTY, PLANT & EQUIPMENT
                                                        April 4,       April 3,
                                                          1998           1999
                                                          ----           ----

         Land                                           $  5,569       $  5,328
         Buildings and leaseholds                         47,333         45,247
         Equipment and furniture                          81,186         77,677
                                                        --------       --------
                      Total                              134,088        128,252
         Less accumulated depreciation                   (72,094)       (64,172)
                                                        --------       --------

         Net                                            $ 61,994       $ 64,080
                                                        ========       ========

         Depreciation expense was $7,239, $7,622 and $12,607 for the years ended 1996, 1997 and 1999, respectively. Depreciation expense for the three months ended 1997 and 1998 was $1,822 and $3,876, respectively.

8.       INTANGIBLE AND OTHER ASSETS

                                                        April 4,       April 3,
                                                          1998           1999
                                                          ----           ----

         Trademarks                                     $ 24,264       $ 24,264
         Goodwill                                        273,135        277,563
         Non-compete agreements                               76             26
                                                        --------       --------
                    Total                                297,475        301,853
         Less accumulated amortization                   (10,933)       (21,039)
                                                        --------       --------

         Net                                            $286,542       $280,814
                                                        ========       ========

         Amortization expense in 1996, 1997 and 1999 was $792, $1,078 and $10,156, respectively. Amortization expense for the three months ended 1997 and 1998 was $181 and $2,501, respectively.

9.       LEASES

         Safelite leases many of its vehicles and service center locations under operating leases. Most of the service center location leases provide renewal options. Future minimum rental commitments under non-cancelable operating leases for facilities (including commitments for closed service centers of $5,044), vehicles and equipment at April 3, 1999, are as follows:

               Year:
                 2000                        $ 43,118
                 2001                          32,419
                 2002                          20,289
                 2003                          11,833
                 2004                           6,376
                 Thereafter                     7,515
                                             --------
               Total                         $121,550
                                             ========

         For the years ended 1996, 1997 and 1999, rent expense under all operating leases was $25,180, $28,585 and $52,654, respectively. Rent expense for the three months ended 1997 and 1998 was $6,674 and $14,164, respectively.

10.      LONG-TERM DEBT

         Maturities of Safelite's long-term debt are as follows:

                                                               SENIOR
                   DUE DATE FOR           REVOLVING   TERM   SUBORDINATED
                   YEAR ENDING              NOTES     LOANS     NOTES     OTHER     TOTAL
                   -----------              -----     -----     -----     -----     -----

         2000...........................            $  1,237            $  3,300  $  4,537
         2001...........................              12,835               1,472    14,307
         2002...........................              34,149               1,200    35,349
         2003...........................              53,889               1,200    55,089
         2004...........................              87,747                        87,747
         Thereafter.....................  $ 41,100    98,743  $155,000             294,843
                                          --------  --------  --------  --------  --------
                  Subtotal..............    41,100   288,600   155,000     7,172   491,872
         Less: unamortized debt discount                        (4,489)             (4,489)
                                          --------  --------  --------  --------  --------

         Total    ......................  $ 41,100  $288,600  $150,511  $  7,172  $487,383
                                          ========  ========  ========  ========  ========

         Safelite has an outstanding credit facility as amended in 1999 consisting of a term loan facility in an aggregate principal amount of $288,600 and a revolving credit facility which provides for revolving loans and letters of credit of up to $100,000. The term loan facility consists of three tranches in principal amounts of $123,600 (the "Tranche A Term Loan"),

$82,500 (the "Tranche B Term Loan"), and $82,500 (the "Tranche C Term Loan"). Safelite had letters of credit outstanding totaling $9,929 at April 3, 1999.

         The Tranche A Term Loan and the revolving credit facility mature on December 17, 2003, the Tranche B Term Loan matures on December 17, 2004 and the Tranche C Term Loan matures on December 17, 2005. In addition, the term loan facility is subject to mandatory principal prepayment and commitment reductions in an amount generally equal to (1) 100% of the net cash proceeds of (a) debt and equity offerings by Safelite, and (b) most asset sales or other dispositions, and (2) 50% of Safelite's excess cash flow (as defined). Borrowings under the facility are collateralized by substantially all assets of Safelite. The rate of interest on these borrowings is based on the prime rate, or LIBOR, at Safelite's option. At April 3, 1999, the interest rates in effect were 7.83%, 7.60%, 7.85% and 8.10% on the revolver, Tranche A, Tranche B and Tranche C Term Loans, respectively.

         The Bank Credit Agreement for this credit facility contains a number of covenants that, among other things, restrict the ability of Safelite to dispose of assets, borrow money, make guarantees, prepay other debt or amend other debt instruments, pay dividends, create liens on assets, make investments, loans or advances, make acquisitions, create subsidiaries, engage in mergers or consolidations, change the business conducted by Safelite, make capital expenditures, or engage in transactions with affiliates and otherwise restrict corporate activities. In addition, Safelite must comply with specified financial ratios and minimum tests, including minimum interest coverage ratios and maximum debt leverage ratios.

         Safelite also has outstanding $100,000 in 9 7/8% Series B Senior Subordinated Notes due December 15, 2006 (the "Series B Notes@). The Series B Notes are subordinated in right of payment to all existing and future senior debt of Safelite. Upon a change in control triggering event, as defined, Safelite is required to make an offer to repurchase the Series B Notes at 101%. The Series B Notes are redeemable at the option of Safelite on or after December 15, 2001, at prices decreasing from 104 15/16% on December 15, 2001 to par at December 15, 2004. In addition, prior to December 15, 1999, Safelite, at its option, may redeem (at 109 7/8%) up to $35,000 of principal with the proceeds of one or more equity offerings. During 1997, the noteholders were paid $5,000 in exchange for their consent for Safelite to modify the terms of the Series B Notes and to allow Safelite to enter into the Vistar merger. This payment is being amortized over the remaining life of the Series B Notes. Costs of the consent solicitation of $1,258 were expensed in 1997.

         During 1999, Safelite completed an offering of $55 million aggregate principal amount of 9 7/8% Series C Senior Subordinated Notes due 2006 (the "Series C Notes"). The Series C Notes were issued at an offering price of 91.649% plus accrued interest from the date of original issuance. The Series C Notes have the same terms as the Notes described above.

         Proceeds from the sale of the Series C Notes along with proceeds from the sale of $50 million in preferred stock (see Note 11) were used to repay $61,400 of term loan borrowings and $35,000 of revolver borrowings. These repayments were made as part of an amendment to Safelite's Bank Credit Agreement. Safelite recorded an extraordinary charge of approximately

$4.0 million, net of tax benefit of $2.7 million, in the year ended April 3, 1999, from the write off of unamortized debt issue costs related to this amendment and the related debt repayments.

         Safelite uses interest rate exchange agreements to manage its exposure to interest rate fluctuations. Swap agreements provide for interest to be received on notional amounts at variable rates and provides for interest to be paid on the same notional amounts at fixed rates. The fixed interest rates do not change over the life of the swap agreements while the variable interest rates are reset every three months based on LIBOR. In essence, interest rate swaps allow Safelite to "swap" variable interest payments for fixed interest payments. At April 3, 1999, Safelite had outstanding interest rate swaps in the notional amount of $149,438 to hedge the impact of changing interest rates on its variable rate debt. Swap agreements totaling $99,438 mature March 31, 2000; the counterparty, however, has the option to extend maturity until March 31, 2002. Swap agreements totaling $50,000 mature December 31, 2000; the counterparty, however, has the option to extend maturity until June 30, 2003. The credit risk associated with the interest rate swap agreements revolves around the ability of the counterparty to perform its obligation under the agreement. Safelite does not anticipate nonperformance by the counterparty.

         Terms of the swap agreements are as follows:

                                                     APRIL 4,       APRIL 3,
                                                       1998           1999
                                                     --------       --------


          Notional amount.......................     $150,000       $149,438
          Fair value (unrealized losses)........       (2,250)        (2,708)
          Average received rate (variable)......         5.69%          5.00%
          Average pay rate (fixed)..............         6.19%          5.96%
          Average life (years)..................         2.00           1.24

         Safelite has various unsecured notes payable with interest rates ranging from 7.5% to 8.5%.

         The carrying amount of debt approximates its fair value.

11.      CAPITAL STOCK

         The following represents the number of shares outstanding and held in treasury for each class of stock.


                                                                              APRIL 4,              APRIL 3,
                                                                                1998                   1999
                                                                              --------               ---------

         Series A Convertible Participating Preferred Stock                                             50,000
         8% Non-Voting Preferred Stock                                            40,000                40,000
         Class A Voting Common Stock                                           3,534,283             3,534,283
         Class A Voting Common Stock Held in Treasury                            119,938               119,938
         Class B Non-Voting Common Stock                                      10,462,638            10,462,638
         Class B Non-Voting Common Stock Held in Treasury                         50,000                50,000

         Safelite has outstanding Non-Voting 8% Preferred Stock (the "Non-Voting Preferred Stock"). The Non-Voting Preferred Stock is an accumulating perpetual preferred stock. As a result of restrictions contained in the indenture governing the Notes and the Series C Notes, dividends are not payable in respect of the Non-Voting Preferred Stock unless the payment is in compliance with the "Limitation on Restricted Payments" covenant contained in the note indentures. The Non-Voting Preferred Stock is not mandatorily redeemable however, the Non-Voting Preferred Stock is redeemable by Safelite, at its option, at any time (provided that Safelite is in compliance with the "Limitation of Restricted Payments" covenant).

         In 1999 Safelite completed the sale of $50 million in Series A Convertible Participating Preferred Stock (see also Note 10) (the "Series A Preferred Stock"), to existing Safelite shareholders. The Series A Preferred Stock is an 8% accumulating perpetual preferred stock, which also entitles its holders to participate in common stock dividends in the same amount as would have been received by holders if they had converted the Series A Preferred into Class B common stock. Holders of the Series A Preferred Stock can convert their shares into Class B Common Stock at any time. The conversion formula is 212 shares of Class B Common Stock for each share of Series A Preferred Stock. The conversion formula can be changed under some circumstances such as a stock dividend or stock split. Cumulative undeclared preference dividends were $798 and $4,265 as of April 4, 1998 and April 3, 1999.

         Both the Non-Voting Preferred and the Series A Preferred are non-voting stock. Safelite has outstanding two series of common stock, which are essentially identical in all respects except that the Class A common stock has voting rights while the Class B common stock has no voting rights.

         Safelite has several stock option plans and agreements which provide for the sale of Class B Common Stock to key associates, consultants and members of the Board of Directors. Options vest in periods ranging from zero to five years and are generally exercisable for a period of ten years from the date of grant. All options granted have exercise prices which were not less than fair market value at the date of grant. At April 3, 1999, there were 72,500 options available for grant under the 1998 Stock Option Plan and 37,500 options available for grant under the 1999 Stock Option Plan.

         The following table summarizes the stock options outstanding:



                                           December 28, 1996       January 3, 1998          April 4, 1998          April 3, 1999
                                          -------------------    -------------------    --------------------   --------------------
                                                     Weighted               Weighted                Weighted               Weighted
                                                     Average                Average                 Average                Average
                                                     Exercise               Exercise                Exercise               Exercise
                                          Shares      Price      Shares      Price      Shares       Price     Shares       Price
                                          ------      -----      ------      -----      ------       -----     ------       -----


Outstanding at beginning of period        45,532    $  29.35      54,780    $  24.90     17,190    $  12.08    424,690    $  18.72
Granted                                   15,328        3.00     175,000       13.40    407,500       19.00    487,500        4.75
Exercised                                 (6,080)       3.00    (203,611)      11.17
Forfeited                                                         (8,979)     136.63                           (70,000)      19.00
                                          ------    --------    --------    --------    -------    --------    -------    --------

Outstanding at end of period              54,780    $  24.90      17,190    $  12.08    424,690    $  18.72    842,190    $  10.61
                                          ======    ========    ========    ========    =======    ========    =======    ========

Exercisable at period end                 11,209    $ 110.05         876    $   3.00      1,314    $   3.00     92,710    $  18.28
                                          ======    ========    ========    ========    =======    ========    =======    ========

Weighted-average fair value of
 options granted during the period
 using the Black-Scholes pricing
 model                                              $   1.43                $   3.64               $   4.64               $   1.06
Assumptions used:
 Expected dividend yield                                   0%                      0%                     0%                     0%
 Expected volatility                                       0%                      0%                     0%                     0%
 Risk-free interest rate                                 6.6%                    6.2%                   5.7%                   5.1%
 Expected life of option (in years)                     10.0                     5.2                    5.0                    5.0


The following table shows various information about stock options outstanding at April 3, 1999:

                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
      --------------------------------------------  -------------------------
                               WEIGHTED   WEIGHTED                   WEIGHTED
                   NUMBER       AVERAGE   AVERAGE      NUMBER        AVERAGE
      EXERCISE  OUTSTANDING AT REMAINING  EXERCISE  EXERCISABLE AT   EXERCISE
       PRICES   APRIL 3, 1999    LIFE      PRICE    APRIL 3, 1999     PRICE
       ------   -------------    ----      -----    -------------     -----

       $ 3.00        2,190        5.9     $ 3.00        1,752        $ 3.00
         4.75      487,500       10.0       4.75
        13.40       15,000        8.3      13.40        6,833         13.40
        19.00      337,500        9.0      19.00       84,125         19.00
                   -------       ----     ------       ------        ------

    $3.00-$19.00   842,190        9.5     $10.61       92,710        $18.28
                   =======       ====     ======       ======        ======

         During 1997, Safelite recorded $2,976 of expenses associated with the acceleration of the vesting of 160,000 management stock options. Safelite accounts for employee stock options using the intrinsic value method allowed by Accounting Principles Board Opinion No. 25. Had compensation costs been determined based on the fair value method of Statement of Financial Accounting Standard No. 123 for all plans, Safelite=s net earnings would have been reduced to the pro forma amounts as follows:

                                                  YEARS ENDED  THREE MONTHS ENDED
                                                -------------- ------------------  YEAR ENDED
                                                1996      1997    1997     1998       1999
                                                ----      ----    ----     ----       ----
         Net earnings (loss) (in thousands):                   (UNAUDITED)

         As reported                           $27,774   $3,588   $(95)  $(4,316)   $(14,010)
         Pro forma                             $27,764   $3,577   $(95)  $(4,319)   $(14,306)

12.      COMMITMENTS AND CONTINGENCIES

         For certain of its workers= compensation, automobile, product and associate health care liabilities, Safelite is self-insured, subject to certain stop-loss coverage. The estimated costs of reported claims and incurred-but-not-reported claims are accrued, generally using actuarial estimates based on claims history. The amount Safelite will ultimately incur for these liabilities could differ from these estimates.

         During 1996, Safelite purchased insurance to cover Safelite's remaining workers' compensation, automobile and product liabilities for the period July 1, 1989 through December 31, 1994. Safelite no longer has any liability for these contingencies, therefore, the self-insured accrual for this period has been removed from the financial statements. This transaction had no significant impact on results of operations for 1996. During 1996, Safelite also purchased workers' compensation, automobile and product liability coverage for the period December 20, 1996 through December 31, 1999. The cost of this insurance was partially financed by $13,740 in premium financing, payable in monthly installments, including interest of 6.67% to 6.99%, of $514 in the year ended 1997 and $416 in the three months ended 1998 and the year ended 1999. Under the terms of the financing, if Safelite cancels its insurance policies for any reason, corresponding unearned premium refunds would be applied directly against the outstanding principal balance. At April 3, 1999, the outstanding principal balance of this premium financing was $2,585.

         Safelite is involved in various litigation and disputes arising in the normal course of its business, primarily related to vehicle accidents and human resource related issues. Safelite is also involved in certain environmental actions brought by the U.S. Environmental Protection Agency and certain state agencies. The ultimate resolution of these matters is not presently determinable but, in the opinion of management, the resolution is not expected to have a significant impact on Safelite's financial statements.

13.      SAVINGS AND RETIREMENT PLANS

         Safelite maintains a 401(k) savings plan, covering substantially all associates, that provides basic employer matching contributions of up to 40% (depending upon the participant's years of service) of the first 4% of each participant's compensation. Bonus employer contributions up to 50% of the basic employer contribution are also made depending upon the level of associate participation in the plan. Safelite's contributions to its 401(k) savings plans were $762, $998 and $1,726 for the years 1996, 1997 and 1999, and $386 and $491 for the three months ended 1997 and 1998.

         As part of the sale of Lear Siegler (Note 3), Safelite retained the liability for pension obligations of former Lear Siegler employees and related pension assets. Plan benefits are based on various formulae, the principal factors of which are years of service and compensation during the years immediately preceding retirement. Safelite also has a defined benefit plan whose benefits were frozen and fully vested to participants effective June 30, 1993. Safelite's funding policy for these plans is to make the minimum annual contributions required by applicable regulations. No further accruals for service costs will be made. Information related to these defined benefit plans is detailed below.


                                                              SAFELITE PLAN                 LEAR SIEGLER PLAN
                                                      -----------------------------    -----------------------------
                                                          THREE                            THREE
                                                      MONTHS ENDED     YEAR ENDED      MONTHS ENDED     YEAR ENDED
                                                      APRIL 4, 1998   APRIL 3, 1999    APRIL 4, 1998   APRIL 3, 1999
                                                      -------------   -------------    -------------   -------------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year             $ 17,192        $ 18,548        $ 35,475        $ 35,576
     Interest cost                                            309           1,275             603           2,560
     Actuarial (gain)/loss                                  1,213             292              30             113
     Benefits paid                                           (166)           (664)           (532)         (2,251)
                                                         --------        --------        --------        --------
     Benefit obligation at end of year                     18,548          19,451          35,576          35,998
                                                         --------        --------        --------        --------

CHANGE IN PLAN ASSETS
     Fair value in plan assets at beginning of year        16,932          18,738          31,637          34,905
     Actual return on plan assets                           1,972           2,252           3,800           3,818
     Employer contributions                                                   398
     Benefits paid                                           (166)           (664)           (532)         (2,251)
                                                         --------        --------        --------        --------
     Fair value of plan assets at end of year              18,738          20,724          34,905          36,472
                                                         --------        --------        --------        --------
     Funded status                                            190           1,273            (671)            474
     Unrecognized actuarial loss                              895             516           9,814           8,758
                                                         --------        --------        --------        --------
     Net amount recognized                               $  1,085        $  1,789        $  9,143        $  9,232
                                                         ========        ========        ========        ========
     Amounts recognized in the balance sheet
         consist of:
          Other assets                                   $  1,085        $  1,789        $      0        $  9,232
          Other long term liabilities                           0               0            (671)              0
          Accumulated other comprehensive income                0               0           9,814               0
                                                         --------        --------        --------        --------
     Net amount recognized                               $  1,085        $  1,789        $  9,143        $  9,232
                                                         ========        ========        ========        ========

WEIGHTED AVERAGE ASSUMPTIONS AS OF
   APRIL 4, 1998 AND APRIL 3, 1999
     Discount rate                                           7.00%           7.00%           7.00%           7.00%
     Expected return on plan assets                          8.50%           8.50%           8.50%           8.50%

                                                         YEARS ENDED            THREE MONTHS ENDED
                                                    ---------------------       -------------------     YEAR ENDED
                                                     1996          1997         1997         1998          1999
                                                    -------       -------       -----       -------       -------
                                                                            (Unaudited)
COMPONENTS OF NET PERIODIC BENEFIT
   COST FOR BOTH PLANS
     Interest cost                                  $ 3,225       $ 3,560       $ 890       $   911       $ 3,835
     Expected return on plan assets                  (3,343)       (3,553)       (888)       (1,019)       (4,463)
     Recognized actuarial loss                          113           250          62            88           232
                                                    -------       -------       -----       -------       -------
     Net periodic benefit cost (income)             $    (5)      $   257       $  64       $   (20)      $  (396)
                                                    =======       =======       =====       =======       =======

     Plan assets are invested in common and preferred stocks, corporate and U.S. government bonds and money market funds.

         At December 28, 1996, January 3, 1998, and April 4, 1998, Safelite recorded, as required by SFAS No. 87, an additional minimum pension liability of $11,360, $14,304, and $9,814, related to under funded pension obligations. The corresponding cumulative charge to stockholders' equity (deficit) for these amounts at December 28, 1996, January 3, 1998 and April 4, 1998, net of applicable taxes, was $6,816, $8,582, and $5,887.

14.      INCOME TAXES

         Income taxes are provided for the amounts estimated to be payable on tax returns for the current year. Deferred income taxes are provided for all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. If necessary, based upon available evidence, a valuation allowance is provided for the amount of deferred tax assets that are not expected to be realized.

         The components of the income tax provision (benefit) before extraordinary items are as follows:

                                                            YEAR ENDED             THREE MONTHS ENDED
                                                       ---------------------       ------------------         YEAR ENDED
                                                         1996         1997         1997         1998             1999
                                                         ----         ----         ----         ----             ----
                                                                               (UNAUDITED)
         Current                                       $  2,110      $    45                  $    (71)
         Deferred                                       (19,715)      (6,887)       $59         (1,552)          $433
                                                       --------      -------        ---       --------           ----

         Total                                         $(17,605)     $(6,842)       $59        $(1,623)          $433
                                                       ========      =======        ===        =======           ====

         The income tax provision (benefit) differs from the amounts determined by applying the statutory income tax rate as a result of the following:



                                                            YEAR ENDED             THREE MONTHS ENDED
                                                       ---------------------       -------------------     YEAR ENDED
                                                         1996          1997         1997        1998          1999
                                                         ----          ----         ----        ----          ----
                                                                                 (UNAUDITED)
         Income taxes at statutory rate                $  6,706      $  (147)       $(13)      $(2,079)      $(3,342)
         Reduction in valuation allowance               (25,894)      (2,996)
         State income taxes                                 958          (21)         (1)         (197)           54
         Lear Siegler net operating losses                            (5,674)
         Non deductible goodwill amortization               317          431          72         1,000         3,549
         Other, principally permanent differences           308        1,565           1          (347)          172
                                                       --------      -------        ----       -------       -------

         Provision (benefit) for income taxes          $(17,605)     $(6,842)       $ 59       $(1,623)      $   433
                                                       ========      =======        ====       =======       =======

         Items comprising Safelite's net deferred tax assets are as follows:

                                                                             APRIL 4,              APRIL 3,
                                                                              1998                  1999
                                                                             -------               -------
         Deferred tax assets:
         Loss carryforwards                                                  $51,608               $71,145
         Differences between book and tax basis
           of inventories                                                      3,770                 3,720
         Reserves and accrued liabilities                                     14,321                 7,376
         Restructuring reserves                                               12,549                 3,749
         Pension                                                               3,925
         Difference between book and tax basis of
          property, plant and equipment                                        4,373                 5,364
         Other                                                                    29                   592
         Valuation allowance                                                 (21,800)              (21,800)
                                                                             -------               -------
                         Total                                               $68,775               $70,146
                                                                             =======               =======


         A valuation allowance reduces the amount of deferred tax assets that management believes more likely than not will not be recognized. The valuation allowance is based on available information at the balance sheet date including historical earnings, net operating loss limitations and other factors which may impact Safelite's ability to realize the tax benefits.

         At April 3, 1999, Safelite has net operating loss carryforwards for federal income tax purposes totaling approximately $170,219 which expire through 2019.

15.      EXTRAORDINARY LOSS

         In 1999, Safelite recorded an extraordinary loss of $4,028, net of income tax benefit of $2,686. This extraordinary loss is comprised of the write off of unamortized debt issue costs and fees paid to creditors in connection with the December 18, 1998, amendment of its Bank Credit Agreement and related debt repayments.

         During 1997 Safelite recorded an extraordinary loss of $2,835, net of income tax benefit of $1,890, as a result of expensing unamortized loan origination costs related to its 1996 credit facility and fees paid to the lenders of its new credit facility. In 1996, Safelite recorded an extraordinary loss of $500, net of income tax benefit of $344, for the unamortized loan origination fees related to the early repayment of another debt obligation.

16.      DISCONTINUED OPERATIONS

         In 1996, Safelite recorded income from discontinued operations of $1,706. This income was primarily the result of resolving, in 1996, various liability and tax issues associated with operating units of Lear Siegler which were discontinued in prior years. The following summarizes the significant items:


     Settlement of liability issues                             $(25,500)
     Adjustment of state tax contingencies                        19,606
     Tax refund                                                    7,600
                                                                --------

                                                                $  1,706
                                                                ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below provides information on the directors and executive officers of Safelite.


                   NAME                       AGE                      POSITION
                   ----                       ---                      --------
Garen K. Staglin........................      54    Chairman of the Board and Director
John F. Barlow..........................      55    President, Chief Executive Officer and Director
Douglas A. Herron.......................      49    Senior Vice President, Chief Financial Officer and Director
Thomas M. Feeney........................      47    Senior Vice President, Client Sales and Support
Douglas R. Maehl........................      50    Senior Vice President, Manufacturing, Distribution and Purchasing
Elizabeth A. Wolszon....................      43    Senior Vice President, Marketing and Strategic Planning
James K. West...........................      55    Senior Vice President, Global Business Development
Nicholas A. Greville....................      55    Executive Vice President, Retail Operations
Poe A. Timmons..........................      39    Vice President -- Finance
Anthony J. DiNovi.......................      36    Director
Selwyn Herson...........................      46    Director
Adrian F. Jones.........................      45    Director
Seth W. Lawry...........................      34    Director
Thomas H. Lee...........................      55    Director
Gary Lubner.............................      39    Director
John E. Mason...........................      50    Director
M. Louis Shakinovsky....................      54    Director
Scott M. Sperling.......................      41    Director
Rodney Stansfield.......................      59    Director

         A brief biography of each director and executive officer follows:

         GAREN K. STAGLIN has served as Safelite's Chairman of the Board since July 1991 and served as Safelite's Chief Executive Officer from July 1991 through the completion of the THL Transactions. From January 1979 to June 1991, Mr. Staglin served in various management roles, most recently as President of the Automotive Services Group of ADP, Inc., a computer services firm. He currently serves as a director for First Data Corp., Cyber Cash, Inc. and QuickResponse Services, Inc. and serves on the Advisory Board of the Stanford Graduate School of Business.

         JOHN F. BARLOW has served as a director and Safelite's Chief Operating Officer since September 1991. Mr. Barlow was made Chief Executive Officer following the THL Transactions. From 1986 to August 1991, Mr. Barlow served as the President and Chief Executive Officer of Western Auto Stores, a retailer of automobile parts.

         DOUGLAS A. HERRON has served as Safelite's Senior Vice President and Chief Financial Officer since June 1992. Mr. Herron was elected as a Director of Safelite in March 1998. From December 1989 to May 1992, Mr. Herron served as Manager, Finance Operation of GE Medical Systems, a leading manufacturer and supplier of diagnostic imaging equipment and financing products to hospitals and clinics throughout the world.

         THOMAS M. FEENEY has served as Safelite's Senior Vice President Client Sales and Support since 1991 and has been employed with Safelite since 1988. Prior to joining Safelite, Mr. Feeney was a Vice President with Tenneco Automotive Retail.

         DOUGLAS R. MAEHL has served as Safelite's Senior Vice President of Manufacturing, Distribution and Purchasing since 1991. From September 1978 to September 1991, Mr. Maehl served as Vice President of Merchandising for Western Auto Stores, a retailer of automobile parts.

         ELIZABETH A. WOLSZON has served as Safelite's Senior Vice President of Marketing and Strategic Planning since July 1992. From January 1989 to June 1992, Ms. Wolszon served as Senior Vice President of Marketing for Western Auto Stores, a retailer of automobile parts, and Director of Strategic Planning for Sears Specialty Merchandising, a group of specialty retailing chains owned by Sears Roebuck & Co.

         JAMES K. WEST served as Safelite's Senior Vice President of Information Systems from June 1990 through February 1998 and recently assumed the role of Senior Vice President, Global Business Development. From November 1987 to May 1990, Mr. West served as the Director of Information Systems for Transworld Music, the largest record retailer in the United States.

         NICHOLAS A. GREVILLE joined Safelite in 1990 as the Regional Vice President of Operations for the Company's Pacific Region. Mr. Greville has held various progressing positions with Safelite and currently serves as Safelite's Executive Vice President, Retail Operations. Prior to joining Safelite, Mr. Greville served as Executive Vice President of Operations for Jiffy Lube International.

         POE A. TIMMONS has served as Safelite's Vice President-Finance since January 1996. Prior to 1996, Ms. Timmons was an audit partner at Deloitte & Touche LLP, where she served clients in the manufacturing, retail and service industries.

         ANTHONY J. DINOVI has served as a director since December 1996. Mr. DiNovi has been employed by Thomas H. Lee Company, an investment company, since 1988 and currently serves as a Managing Director. Mr. DiNovi is also Vice President and Trustee of THL Equity Trust III, the general partner of the THL Equity Advisors III Limited Partnership, which is the general partner of the Thomas H. Lee Equity Fund III, L.P. and Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II, affiliates of ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisitions Fund II (Retirement Accounts), L.P., respectively. Mr. DiNovi also serves as a director of Celpage, Inc., Eye Care Centers of America, Inc., Fisher Scientific International Inc., LiveWire Systems, LLC and Procure Net, Inc.

         SELWYN HERSON has served as a director since the Vistar merger. Mr. Herson is the Founder and Managing Director of The Windsor Park Management Company, an investment banking and strategic consulting firm based in Los Angeles. Mr. Herson has consulted for Belron International on a number of major projects. Mr. Herson also serves as a Director of S&K Famous Brands, Inc. and several private corporations.

         ADRIAN F. JONES has served as a director since the Vistar merger. Mr. Jones is the Chief Financial Officer of Belron International which he joined in 1986. Prior to joining Belron, Mr. Jones was a manager for Arthur Andersen.

         SETH W. LAWRY has served as a director since December 1996. Since April 1994, Mr. Lawry has been employed by Thomas H. Lee Company, an investment company, and currently serves as a Managing Director. Mr. Lawry is also Vice President of THL Equity Trust III, the general partner of the THL Equity Advisors III Limited Partnership, which is the general partner of the Thomas H. Lee Equity Fund III, L.P. Mr. Lawry also serves as a director of Freedom Securities Corporation and Syratech Corp. From September 1992 to March 1994, Mr. Lawry served as an Associate at Morgan Stanley & Co. Incorporated, an investment bank.

         THOMAS H. LEE has served as a director since March 1998. Mr. Lee is Founder and President of Thomas H. Lee Company, an investment company. Mr. Lee is also Chairman of THL Equity Trust III, the general partner of the THL Equity Advisors III Limited Partnership, which is the general partner of the Thomas H. Lee Equity Fund III, L.P. and President and a Trustee and beneficial owner of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II, affiliates of ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisitions Fund II (Retirement Accounts), L.P., respectively. Mr. Lee also serves as a director of Finlay Enterprises, Inc., First Security Services Corporation, Livent, Inc. (which filed for protection under Chapter 11 of the Federal Bankruptcy Code in November 1998), Miller Import Corporation, Sondik Supply Company and Vail Resorts, Inc.

         GARY LUBNER has served as a director since March 1998. Mr. Lubner is Managing Director of Autoglass Limited, the United Kingdom's leading automotive glass repair and replacement company. Prior to his appointment as Managing Director of Autoglass Limited in 1995, Mr. Lubner held various positions with Plate Glass & Shatterprufe Industries Limited, South Africa's leading glass and wood processor and distributor. Mr. Lubner is the son of Ronnie Lubner.

         RONNIE LUBNER has served as a director since the Vistar merger. Mr. Lubner is the Chairman and Chief Executive Officer of Plate Glass & Shatterprufe Industries Limited which he joined in 1953. Mr. Lubner is also a director of South African Breweries and Advanta Corporation. Mr. Lubner is the father of Gary Lubner.

         JOHN E. MASON has served as a director since the Vistar merger. Mr. Mason is the Chief Executive officer of Belron International which he joined in 1983 and an Executive Director of Plate Glass & Shatterprufe Industries Limited.

         M. LOUIS SHAKINOVSKY has served as a director since the Vistar merger. Mr. Shakinovsky is the Group Legal Services Director of Belron International and Plate Glass & Shatterprufe Industries Limited which he joined in 1965.

         SCOTT M. SPERLING has served as a director since December 1996. Since July 1994, Mr. Sperling has served as a Managing Director of Thomas H. Lee Company. Mr. Sperling is also Vice President of THL Equity Trust III, the general partner of the THL Equity Advisors III Limited Partnership, which is the general partner of the Thomas H. Lee Equity Fund III, L.P. Mr. Sperling also serves as a director of Fisher Scientific International Inc., Livent, Inc. (which filed for protection under Chapter 11 of the Federal Bankruptcy Code in November 1998), LiveWire Systems, LLC, The General Chemical Group Inc. and Procure Net, Inc. Prior to joining Thomas H. Lee Company in 1994, Mr. Sperling was managing partner of Aeneas Group, Inc., an investment company and a wholly-owned subsidiary of Harvard Management Company, Inc.

         RODNEY STANSFIELD has served as a director since March 1998. Mr. Stansfield was recently appointed Chief Executive Officer of Glass South Africa. Prior to joining Glass South Africa, Mr. Stansfield served as Chief Executive Officer of Libbey-Owens-Ford Co. Mr. Stansfield also serves as a director of Plate Glass & Shatterprufe Industries Limited.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides information about the compensation paid by Safelite to its Chief Executive Officer and its four most highly paid executive officers other than the Chief Executive Officer (the "Named Executive Officers"), for the fiscal years 1999, 1997, and 1996 and the three months ended April 4, 1998.


                                  SUMMARY COMPENSATION TABLE(1)

                                                                 ANNUAL COMPENSATION
                                                  --------------------------------------------------
                                      FISCAL                                OTHER ANNUAL  UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION          PERIOD(2)     SALARY        BONUS      COMPENSATION  OPTIONS(#)  COMPENSATION
---------------------------          ---------    --------     ----------   ------------  ----------  ------------
Garen K. Staglin...................    1999       $700,000             --          --       10,000     $  3,434(4)
Chairman of the Board                  1998       $175,000     $   34,500          --       10,000     $  3,643(4)
                                       1997       $700,000     $  502,851     $57,977(3)     8,424     $     75(4)
                                       1996       $666,827     $2,230,000     $75,628(3)        --     $  5,246(4)

John F. Barlow.....................    1999       $700,000             --          --       40,000     $  3,567(5)
President and Chief Executive Officer  1998       $175,000     $   34,500          --       40,000     $  3,621(5)
                                       1997       $693,269     $  472,274          --       50,000     $  3,453(5)
                                       1996       $573,798     $2,040,000          --           --     $  5,024(5)

Douglas A. Herron..................    1999       $385,000             --          --       40,000     $  3,697(6)
Senior Vice President and              1998       $ 96,250        $20,653          --       17,500     $  3,505(6)
Chief Financial Officer                1997       $374,904       $222,278          --       23,370     $  1,479(6)
                                       1996       $327,885       $691,713          --           --     $  4,772(6)

Elizabeth A. Wolszon...............    1999       $295,000             --          --       40,000     $  3,267(7)
Senior Vice President                  1998       $ 73,750        $15,825          --       15,000     $  3,200(7)
Marketing and Strategic Planning       1997       $289,231       $163,602          --       14,076     $  1,270(7)
                                       1996       $270,192       $430,703          --           --     $  2,113(7)

Nicholas A. Greville...............    1999       $350,000             --          --       25,000     $  3,491(8)
Executive Vice President               1998       $ 87,500         13,948          --       15,000     $  3,770(8)
Retail Operations                      1997       $258,654        133,188          --        4,380     $  1,100(8)
                                       1996       $225,000        242,000          --           --     $186,175(8)

----------

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted because the aggregate amount of these perquisites and other personal benefits were less than the lesser of $50,000 or 10% of the total annual salary and bonuses for the Named Executive Officers for the period. Amounts presented reflect compensation earned in the period presented, although payment may have been made in other periods.
(2) References to fiscal periods above are as follows: year ended April 3, 1999 ("1999"), year ended January 3, 1998 ("1997"), year ended December 28, 1996 ("1996"), and three months ended April 4, 1998 ("1998").
(3) Includes $37,267 and $60,591, respectively, for compensation related to reimbursement of certain expenses.
(4) Represents $3,200, $3,200, $0 and $1,980, respectively, in Safelite contributions to the 401(k) plan and $234, $443, $75 and $3,266, respectively, in medical plan benefits.
(5) Represents $3,200, $3,200, $0 and $1,980, respectively, in Safelite contributions to the 401(k) plan and $363, $421, $3,453 and $3,044, respectively, in medical plan benefits.
(6) Represents $3,200, $3,200, $0 and $2,336, respectively, in Safelite contributions to the 401(k) plan and $497, $305, $1,479 and $2,436, respectively, in medical plan benefits.
(7) Represents $3,200, $3,200, $0 and $2,024, respectively, in Safelite contributions to the 401(k) plan and $67, $0, $1,270 and $89, respectively, in medical plan benefits.
(8) Represents $3,200, $3,200, $0 and $925, respectively, in Safelite contributions to the 401(k) plan and $291, $570, $1,100 and $1,750, respectively, in medical plan benefits.

         The following table provides information about stock options granted during fiscal year 1999, the three months ended April 4, 1998 and fiscal year 1997 to each of the executive officers named in the Summary Compensation Table. No stock options were granted to the named executive officers in fiscal 1996.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF STOCK PRICE
                                    INDIVIDUAL GRANTS                                      APPRECIATION FOR OPTION TERM(1)
---------------------------------------------------------------------------------------  -----------------------------------
                                                                  % OF
                                                   NUMBER OF      TOTAL
                                                  SECURITIES     OPTIONS/
                                                  UNDERLYING       SARS
                                                   OPTIONS/     GRANTED TO    EXERCISE
                                                     SARS        EMPLOYEES     OR BASE
                                        FISCAL     GRANTED      IN FISCAL      PRICE       EXP.
                NAME                   PERIOD(2)      (#)         PERIOD      ($/SH)(4)    DATE       5% ($)       10% ($)
                ----                   ---------   ---------    ----------    ---------  --------    --------    ----------
Garen K. Staglin                         1999      10,000          2.1%         $ 4.75    3/03/09    $ 29,900    $   75,703
  Chairman of the Board                  1998      10,000          2.4%         $19.00    3/26/08    $119,500    $  302,811
                                         1997       8,424(3)       4.8%         $13.40    2/14/07    $ 71,014    $  179,937

John F. Barlow                           1999      40,000          8.2%         $ 4.75    3/03/09    $119,600    $  302,800
  President and Chief Executive          1998      40,000          9.8%         $19.00    3/26/08    $478,000    $1,211,200
  Officer                                1997      50,000(3)       28.6%        $13.40    2/14/07    $421,500    $1,068,000

Douglas A. Herron                        1999      40,000          8.2%         $ 4.75    3/03/09    $119,600    $  302,800
  Senior Vice President and Chief        1998      17,500          4.3%         $19.00    3/26/08    $209,125    $  529,900
  Financial Officer                      1997      23,370(3)      13.4%         $13.40    2/14/07    $197,009    $  499,183

Elizabeth A. Wolszon                     1999      40,000          8.2%         $ 4.75    3/03/09    $119,600    $  302,800
  Senior Vice President Marketing        1998      15,000          3.7%         $19.00    3/26/08    $179,250    $  454,200
  and Strategic Planning                 1997      14,076(3)       8.0%         $13.40    2/14/07    $118,661    $  300,663

Nicholas A. Greville                     1999      25,000          5.1%         $ 4.75    3/03/99    $ 74,750    $  189,250
  Executive Vice President Retail        1998      15,000          3.7%         $19.00    3/26/08    $179,250    $  454,200
  Operations                             1997       1,250          0.7%         $13.40    2/14/07    $ 10,537    $   26,700


----------

(1) The amounts under the columns labeled "5% ($)" and "10% ($)" are included by Safelite pursuant to rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of Safelite's common stock. These amounts are based on the assumption that the option holders hold the options granted for their full term. The actual value of the options will vary in accordance with the market price of Safelite's common stock.

(2) References to fiscal periods above are as follows: year ended April 3, 1999 ("1999"), three months ended April 4, 1998 ("1998") and year ended January 3, 1998 ("1997").

(3) Vesting of options granted was accelerated immediately prior to the Vistar merger.

(4) The exercise price of the options is the fair market value of the underlying common stock at the date of the grant.

         The following table provides information regarding the exercise of stock options during the fiscal years ended April 3, 1999 and January 3, 1998, and the three months ended April 4, 1998, and the number and value of stock options held by the executive officers named in the Summary Compensation Table as of April 3, 1999, April 4, 1998, and January 3, 1998.



                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                                      NUMBER OF
                                                                                                     SECURITIES       VALUE OF
                                                                                                     UNDERLYING      UNEXERCISED
                                                                                                     UNEXERCISED    IN-THE-MONEY
                                                                                                     OPTIONS AT     OPTIONS/SARS
                                                                       SHARES                        FY-END (#)     AT FY-END($)
                                                       FISCAL         ACQUIRED          VALUE       EXERCISABLE/    EXERCISABLE/
                      NAME                            PERIOD(1)    ON EXERCISE(#)   REALIZED ($)    UNEXERCISABLE   UNEXERCISABLE
                      ----                            ---------    -------------    ------------    -------------   -------------
Garen K. Staglin...............................         1999               --                --        20,000            --
  Chairman of the Board                                 1998               --                --        10,000            --
                                                        1997            8,424          $156,686            --            --

John F. Barlow.................................         1999               --                --        80,000            --
  President and Chief Executive Officer                 1998               --                --        40,000            --
                                                        1997           50,000          $930,000            --            --

Douglas A. Herron..............................         1999              --                 --        57,500            --
  Senior Vice President and Chief  Financial            1998               --                --        17,500            --
  Officer                                               1997           23,370          $434,682            --            --

Elizabeth A. Wolszon...........................         1999               --                --        55,000            --
  Senior Vice  President Marketing and                  1998               --                --        15,000            --
  Strategic Planning                                    1997           14,076          $261,814            --            --

Nicholas A. Greville...........................         1999               --                --        41,250            --
  Executive Vice President Retail Operations            1998               --                --        16,250            --
                                                        1997               --                --         1,250            --

----------

(1) References to fiscal periods above are as follows: as of and for the year ended April 3, 1999 ("1999"), as of and for the three months ended April 4, 1998 ("1998") and as of and for the year ended January 3, 1998 ("1997").

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has established an Audit Committee and a Compensation Committee. The Compensation Committee makes recommendations concerning the salaries and incentive compensation of employees of and consultants to Safelite, and oversees and administers Safelite's stock option plans. Messrs. Barlow, DiNovi, Mason and Sperling are members of the Compensation Committee. The Audit Committee is responsible for reviewing the results and scope of audits and other services provided by Safelite's independent auditors. Messrs. Jones, Lawry, Shakinovsky, and Staglin are members of the Audit Committee.

DIRECTOR COMPENSATION

         Directors that are not employees of Safelite, Thomas H. Lee Company or Belron receive $1,000 for every Board meeting they attend. These directors are also eligible to receive options under Safelite's 1996, 1998 and 1999 Stock Option Plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Barlow, President and Chief Executive Officer, is a member of the Compensation Committee.

COMPENSATION PHILOSOPHY

         Safelite's executive compensation program is administered by the Compensation Committee. The committee establishes and administers the Company's executive compensation policies and plans and administers the Safelite's stock option plans. The committee considers internal and external information in determining officers' compensation.

         Safelite's compensation policies for executive officers are based on the belief that the interests of executives should be closely aligned with those of Safelite's shareholders. The compensation policies are designed to achieve the following objectives:

        * Offer compensation opportunities that attract highly qualified executives, reward outstanding initiative and achievement, and retain the leadership and skills necessary to build long-term shareholder value.

        * Maintain a significant portion of executives' total compensation at risk, tied to both the annual and long-term financial performance of Safelite and the creation of shareholder value.

        * Further Safelite's short and long-term strategic goals and values by aligning compensation with business objectives and individual performance.

COMPENSATION PROGRAM

         Safelite's executive compensation program has three major integrated components, base salary, annual incentive awards, and long-term incentives.

         BASE SALARY. Base salary levels for executive officers are determined annually by reviewing the skills, performance level, and contribution to the business of individual executives, and the needs of Safelite.

         ANNUAL INCENTIVE AWARDS. Safelite's executive officers are eligible to receive annual cash bonus awards based upon Safelite's operating income performance. The committee establishes the annual incentive opportunity for each executive officer in relation to his or her base salary. No bonuses for Safelite executive officers were earned in fiscal year 1999.

         LONG-TERM INCENTIVES. The committee believes that stock options are an excellent vehicle for compensating its officers and employees. Safelite provides long-term incentives through its stock option plans, the purpose of which are to create a direct link between executive compensation and increases in shareholder value. Stock options are granted at fair market value and vest in installments, generally over four years. When determining option awards for an executive officer, the committee considers the executive's current contribution to Safelite's performance, the anticipated contribution to meeting Safelite's long term strategic performance goals, and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration. Because the receipt of value by an executive officer under a stock option is dependent upon an increase in the market value of Safelite's common stock, this portion of the executive's compensation is directly aligned with an increase in shareholder value.

CHIEF EXECUTIVE OFFICER COMPENSATION

         Mr. Barlow's base salary, annual incentive award and long-term incentive compensation are determined by the committee based upon the same factors as those employed by the committee for executive officers generally. Mr. Barlow's current annual base salary is $700,000 subject to annual review and increase by the Board of Directors of Safelite. During fiscal 1999, Mr. Barlow was granted options to purchase 40,000 shares of Class B Non-Voting Common Stock at an exercise price of $4.75 per share, the fair market value of the underlying common stock on the date of the grant. The options have a ten-year term and provide that the options vest ratably over a four year period.

EMPLOYMENT AGREEMENTS

         Safelite has entered into employment agreements with Messrs. Staglin, Barlow and Herron. Mr. Staglin serves as Chairman of the Board with an annual base salary of at least $700,000 and a performance bonus determined by the Board of Directors. Mr. Barlow serves as President and Chief Executive Officer of Safelite with a base salary of at least $700,000 and a performance bonus determined by the Board of Directors of Safelite. Mr. Herron serves as Senior Vice President and Chief Financial Officer of Safelite with a base salary of at least $350,000 and an annual bonus to be determined by the Board of Directors in accordance with an executive bonus plan.

         Each of the agreements provides for the following:

         (1) An initial term of three years, with automatic 2 year renewal periods. Either party can elect not to renew by giving notice between 30 and 60 days prior to the expiration of the agreement.

         (2) In the event the executive is terminated due to death or disability:

              *  his base salary will continue for nine months;
              *  a pro rata share of his bonus will be paid; and
              *  his additional benefits will continue for 12 months.

         (3)  If the executive is terminated without cause:

              * his base salary will continue for the greater of the remaining term of the agreement or 24 months;
              *  he will be paid a pro rata portion of his bonus; and

              * his additional benefits will continue for a period of up to 12 months following the date of termination.

STOCK OPTION PLANS

         1999 AND 1998 STOCK OPTION PLANS. Safelite's 1999 Stock Option Plan provides for grants of options to acquire up to 525,000 shares of Class B Non-Voting Common Stock. Safelite's 1998 Stock Option Plan provides for grants of options to acquire up to 410,000 shares of Class B Non-Voting Common Stock. Incentive stock options may be granted to employees and officers of Safelite and non-qualified stock options may be granted under each of the Plans to consultants, directors, employees and officers of Safelite.

         Each of the Plans is administered by the Board of Directors or a committee thereof consisting of two or more directors. The Board of Directors has the authority to select optionees and determine the terms of the options granted, including (1) the number of shares subject to each option, (2) when the option becomes exercisable, (3) the exercise price of the option (which in the case of an incentive stock option cannot be less than the fair market value of the common stock on the date of grant, or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of Safelite), (4) the duration of the option and (5) the time, manner and form of payment upon exercise of an option. At April 3, 1999, Safelite had 487,500 options outstanding under the 1999 Plan and 37,500 options available for future grant, and 337,500 options outstanding under the 1998 Plan and 72,500 options available for future grant.

         An option is not transferable by the optionee except by will or by the laws of descent and distribution. Options are exercisable only while the optionee remains an employee of Safelite or for a period of time thereafter. If an optionee becomes disabled while an employee of Safelite, the option is exercisable prior to the last day of the third month following the date of termination of employment. If an optionee dies while an employee of Safelite, the option is exercisable prior to the last day of the ninth month following the date of termination of employment. If the optionee leaves Safelite for any other reason, the option terminates immediately upon termination of employment. The Board of Directors, however, may extend this period up to the original expiration date of the option. Options which are exercisable following termination of employment are exercisable only to the extent that the options were vested on the date of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information regarding the beneficial ownership of Safelite's Class A Voting Stock, Class B Non-Voting Stock, Non-Voting Preferred Stock and Series A Convertible Participating Preferred Stock, as of April 3, 1999 by (1) each person (or group of affiliated persons) known by Safelite to be the beneficial owner of more than 5% of the outstanding common stock, (2) each Director, (3) Safelite's Chief Executive Officer and Safelite's other named executive officers (as determined in accordance with the rules of the Securities and Exchange Commission), and (4) all of Safelite's executive officers and Directors as a group. Except as indicated in the footnotes to this table, Safelite believes that the persons named in this table have sole voting and investment power with respect to all the shares of common stock indicated.


                                                                                                      NO. OF SHARES
                                        NO. OF                                                         OF SERIES A
                                        SHARES             NO. OF SHARES        NO. OF SHARES          CONVERTIBLE
                                      OF CLASS A             OF CLASS B         OF NON-VOTING         PARTICIPATING
                                        VOTING     % OF      NON-VOTING   % OF   PREFERRED     % OF    PREFERRED      % OF
NAME OF BENEFICIAL OWNER               STOCK(1)    CLASS      STOCK(1)    CLASS   STOCK(1)     CLASS    STOCK (1)     CLASS
------------------------              ----------   -----     ---------    -----  ------------  -----  -------------   -----
Garen K. Staglin(2)(3)..............     72,101     2.1%       146,703     1.4%       --        --        968.089      1.9%
John F. Barlow(2)(4)................     72,101     2.1%       154,203     1.5%       --        --        968.089      1.9%
Douglas A. Herron(2)(5).............     21,649       *         47,672       *        --        --        301.824        *
Elizabeth A. Wolszon(2)(6)..........     11,993       *         27,735       *        --        --        174.309        *
Nicholas A. Greville (2)(7).........      1,460       *         11,569       *        --        --         38.552        *
Anthony J. DiNovi(8)................  1,447,080    42.4%     2,894,160    25.7%       --        --     19,109.736     38.2%
Seth W. Lawry(8)....................  1,447,080    42.4%     2,894,160    25.7%       --        --     19,109.736     38.2%
Thomas H. Lee(8)....................  1,447,080    42.4%     2,894,160    25.7%       --        --     19,109.736     38.2%
Scott M. Sperling(8)................  1,447,080    42.4%     2,894,160    25.7%       --        --     19,109.736     38.2%
Gary Lubner.........................         --      --             --      --        --        --             --       --
Ronnie Lubner.......................         --      --             --      --        --        --             --       --
M. Louis Shakinovsky................         --      --             --      --        --        --             --       --
John E. Mason.......................         --      --             --      --        --        --             --       --
Adrian F. Jones.....................         --      --             --      --        --        --             --       --
Selwyn Herson.......................         --      --             --      --        --        --             --       --
Rodney Stansfield...................         --      --             --      --        --        --             --       --
All Directors and Executive Officers
  as a Group (20 Persons)...........  1,668,867    50.5%     3,467,314    32.0%       --        --      3,063.761      6.1%
5% Stockholders:
Belron (USA) BV.....................  1,690,101    49.5%     4,487,123    43.1%   20,000      50.0%    27,191.567     54.4%
Kellman Shareholders(9)(10).........         --      --      2,472,648    23.8%   20,000      50.0%            --       --
Thomas H. Lee Equity Fund, III,
  L.P.(11) .........................  1,241,479    36.7%     2,482,959    23.9%       --        --     16,394.631     32.8%
THL-CCI Limited Partnership(12).....    128,782     3.8%       257,563     2.5%       --        --      1,700.655      3.4%
Thomas H. Lee Foreign Fund III,
  L.P.(12)..........................     76,819     2.2%       153,638     1.5%       --        --      1,014.450      2.0%

----------

 *    Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options and warrants currently exercisable within 60 days of April 3, 1999 are considered to be outstanding.

(2) The address of this stockholder is c/o Safelite Glass Corp., 1105 Schrock Road, Columbus, Ohio 43229.

(3) Includes 54,076 shares of Class A Voting Stock, 108,152 shares of Class B Non-Voting Stock and 2,500 options to purchase shares of Class B Non-Voting Stock owned of record by a Charitable Remainder Unit Trust established for the benefit of Mr. Staglin and his wife.

(4) Includes 11,087 shares of Class A Voting Stock and 22,174 shares of Class B Non-Voting Stock owned of record by trusts established for the benefit of Mr. Barlow's children. Also includes 10,000 options to purchase shares of Class B Non-Voting Stock.

(5)   Includes options to purchase 4,375 shares of Class B Non-Voting Stock.

(6)   Includes options to purchase 3,750 shares of Class B Non-Voting Stock.

(7)   Includes options to purchase 4,271 shares of Class B Non-Voting Stock.

(8) The address of this stockholder is c/o Thomas H. Lee Company, 75 State Street, Boston, Massachusetts 02109. All of these securities are owned by the THL Equity Fund, THL-CCI Limited Partnership and Thomas H. Lee Foreign Fund III, L.P. and can be considered to be beneficially owned by Messrs. Lee, DiNovi, Lawry and Sperling, officers of the Thomas H. Lee Company, based on to the definition of beneficial ownership provided in footnote (1). Each of these persons disclaims beneficial ownership of the shares.

(9) The Kellman Shareholders and their individual holdings consist of: (1) Family Revocable Trust (2,225,141 shares of Class B Non-Voting Stock and 17,998 shares of Non-Voting Preferred Stock); (2) Jack Kellman Gift Trust U/A/D 12/16/91 (137,833 shares of Class B Non-Voting Stock and 1,114 shares of Non-Voting Preferred Stock); (3) Joseph Kellman 1995 Descendants Test for the Family of Jack U/A/D 11/8/95 (13,716 shares of Class B Non-Voting Stock and 111 shares of Non-Voting Preferred Stock);
      (4) Joseph Kellman 1995 Descendants Trust for the Family of Richard U/A/D 11/8/95 (13,716 shares of Class B Non-Voting Stock and 111 shares of Non-Voting Preferred Stock); (5) Joseph Kellman 1995 Descendants Trust for the Family of Celia U/A/D 11/8/95 (13,716 shares of Class B Non-Voting Stock and 111 shares of Non-Voting Preferred Stock); (6) Joseph Kellman Gift Trust for the Family of Jack U/A/D 11/8/95 (22,842 shares of Class B Non-Voting Stock and 185 shares of Non-Voting Preferred Stock); (7) Joseph Kellman Gift Trust for the Family of Richard U/A/D 11/8/95 (22,842 shares of Class B Non-Voting Stock and 185 shares of Non-Voting Preferred Stock); and (8) Joseph Kellman Gift Trust for the Family of Celia U/A/D 11/8/95 (22,842 shares of Class B Non-Voting Stock and 185 shares of Non-Voting Preferred Stock).

(10) Joseph Kellman is the Trustee of the Family Revocable Trust (which owns 2,225,141 shares of Class B Non-Voting Stock and 17,998 shares of Non-Voting Preferred Stock). Joseph Kellman maintains a principal address at 1000 North Lake Shore Drive, Apartment 47-B, Chicago, Illinois 60610. Allan B. Muchin, Maurice Raizes and Marvin Zimmerman are the Trustees of each of the other Kellman Shareholders listed above in footnote (9) (which own an aggregate of 247,507 shares of Class B Non-Voting Stock and 2,002 shares of Non-Voting Preferred Stock). Messrs. Muchin, Raizes and Zimmerman each maintain a principal business address at c/o Katten, Muchin & Zavis, 525 West Monroe Street, Suite 1600, Chicago, Illinois 60661, and each disclaims beneficial ownership of these shares.

(11) THL Equity Advisors III Limited Partnership ("Advisors"), the general partner of the THL Equity Fund and Thomas H. Lee Foreign Fund III, LP., THL Equity Trust III ("Equity Trust"), the general partner of Advisors, Thomas H. Lee, Messrs., DiNovi and Sperling and other managing directors of Thomas H. Lee Company, as Trustees of Equity Trust, and Thomas H. Lee as sole shareholder of Equity Trust, could be considered to be beneficial owners of the shares held by the THL Equity Fund and Thomas H. Lee Foreign Fund III, L.P. (which owns 76,819 shares of Class A Voting Stock, 153,638 shares of Class B Non-Voting Stock and 1,014.450 shares of Series A Convertible Participating Preferred Stock). Each of these persons maintains a principal business address at c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, MA 02109. Each of these persons disclaims beneficial ownership of the shares.

(12) THL Investment Management Corp., the general partner of THL-CCI Limited Partnership, and Thomas H. Lee, as director and sole shareholder of THL Investment Management Corp., could also be considered to be beneficial owners of the shares held by THL-CCI Limited Partnership. Each of these persons maintains a principal business address at c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, MA 02109.
      Each of these persons disclaims beneficial ownership of the shares.

ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS

SHAREHOLDERS' AGREEMENTS

         At the time of the Vistar merger, Safelite entered into a Shareholders Agreement with its shareholders. The Shareholders Agreement, as amended to date, provides for the composition of the Board of Directors of Safelite to be designated one half by Belron and one half by THL and contains provisions relating to the transfer of Safelite's capital stock, preemptive rights and voting rights. The Shareholders Agreement is incorporated by reference as an exhibit to this report.

REGISTRATION AGREEMENT

         At the closing of the Vistar merger, Safelite and some of its shareholders (including Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., THL-CCI Investors Limited Partnership, Belron, the Kellman shareholders and certain management shareholders) entered into a Registration Agreement. The "Registration Agreement" gives these shareholders so-called "demand" and "piggy-back" rights to require Safelite to effect the registration of shares of Registrable Securities (as defined in the Registration Agreement) they hold for sale to the public. All fees, costs and expenses of any registration effected on behalf of these shareholders under the Registration Agreement (other than underwriting discounts and commission) will be paid by Safelite. The Registration Agreement is incorporated by reference as an exhibit to this report.

MANAGEMENT AGREEMENTS

         At the closing of the Vistar merger, Safelite entered into management agreements with both Thomas H. Lee Company and Belron. Under the terms of the management agreements, Safelite agreed to pay both Thomas H. Lee Company and Belron an annual fee of $1 million for management services provided to Safelite. These management services consist of on-going operational, financial, accounting and strategic planning analysis and advice. The management agreements do not have a specified termination date. However, either party may terminate the management agreements if there is a material breach of the terms of the agreements and the breach is not cured within 30 days following written notice of the breach. Each of the management agreements also specifies that they will automatically terminate upon the sale of shares of Safelite's common stock in an initial public offering registered under the Securities Act. The management agreements are incorporated by reference as exhibits to this report.

TRANSACTIONS WITH SAFELITE MANAGEMENT

         Safelite has entered into employment agreements with Messrs. Staglin, Barlow and Herron. See "Executive Compensation -- Employment Agreements." Each of Safelite's executive officers is also entitled to participate in stock option plans maintained by Safelite. See "Executive Compensation -- Stock Option Plans."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

           (a)(1)  FINANCIAL STATEMENTS

         The financial statements of Safelite Glass Corp. are included in Item 8 of Part II of this Report beginning at page 24.

           (a)(2)  FINANCIAL STATEMENT SCHEDULE

           All schedules are omitted because they are either not applicable or the information is presented in the financial statements or notes thereto.

           (a)(3)  EXHIBITS

           Copies of exhibits incorporated herein by reference can be obtained by written request. Any such request should be forwarded to the Company at its principal executive offices, 1105 Schrock Road, Columbus, Ohio 43216-2000,
Attention: Rebecca Scott.

3.1 Restated Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3(i) of the Company's Form 10-Q for the quarter ended January 2, 1999.
3.2 Amended and Restated By-Laws of the Company. Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
4.1 Indenture dated as of December 20, 1996 between the Company and Fleet National Bank, as Trustee. Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (File No.
         333-21949).
4.2 First Supplemental Indenture dated as of December 12, 1997 between the Company and State Street Bank and Trust Company, as Trustee. Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
4.3 Second Supplemental Indenture dated as of December 18, 1997 between the Company and State Street Bank and Trust Company. Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
4.4 Indenture, dated as of December 18, 1998, by and between the Company and State Street Bank and Trust Company. Incorporated by reference to
         Exhibit 10.18 of the Company's Registration Statement on Form S-4 (File No. 333-76341).
10.1 Credit Agreement, amended and restated through December 17, 1997, by and among the Company, various lending institutions, The Chase Manhattan Bank, Bankers Trust Company and Goldman Sachs Credit Partners L.P. Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
10.2 Amendment No. 1 to Credit Agreement, dated as of December 18, 1998, by and among the Company, various lending institutions, The Chase Manhattan Bank, Bankers Trust Company and Goldman Sachs Credit Partners L.P.
10.3 Employment Agreement, dated as of December 20, 1996, by and between the Company and Garen K. Staglin. Incorporated by reference to Exhibit 10.3 of the Company's

         Registration Statement on Form S-4 (File No. 333-21949).
10.4 Employment Agreement, dated as of December 20, 1996, by and between the Company and John F. Barlow. Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
10.5 Employment Agreement, dated as of December 20, 1996, by and between the Company and Douglas A. Herron. Incorporated by reference to Exhibit
         10.5 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
10.6 Safelite Glass Corp. 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
10.7 Safelite Glass Corp. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
10.8 Amendment to the Safelite Glass Corp. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
10.9 Safelite Glass Corp. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-4 (File No. 333-76341).
10.10 Amended and Restated Management Agreement, dated as of December 18, 1997, by and between the Company and Thomas H. Lee Company. Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
10.11 Amended and Restated Management Agreement, dated as of December 18, 1997, by and between the Company and Belron International BV. Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
10.12 Amended and Restated Shareholders Agreement, dated as of December 18, 1997, among the Company and the stockholders named therein. Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
10.13 Amendment No. 1 to the Amended and Restated Shareholders' Agreement, dated as of March 26, 1998. Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
10.14 Pledge Agreement, dated as of December 17, 1997, made by the Company in favor of The Chase Manhattan Bank, as Collateral Agent. Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
10.15 Registration Agreement, dated as of December 18, 1997, among the Company and the stockholders named therein. Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
10.16 Security Agreement, as amended and restated through December 17, 1997, among the Company and The Chase Manhattan Bank, as Collateral Agent. Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-4 (File No. 333-21949).
12.1*    Computation of the Ratio of Earnings to Fixed Charges for the Company.
27.1*    Financial Data Schedule.

*  Filed herewith.

           (b)     FORM 8-K

                  The Company filed a Current Report on Form 8-K, dated February 1, 1999, which reported the completion of an offering of 50,000 shares of Series A Convertible Participating Preferred Stock, all of which were purchased on January 29, 1999 by existing stockholders at a price of $1,000 per share.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SAFELITE GLASS CORP.

                                          By:      /s/ JOHN F. BARLOW
                                            ------------------------------------
                                                       JOHN F. BARLOW
                                               DIRECTOR, PRESIDENT AND CHIEF
                                                          EXECUTIVE
                                                OFFICER (PRINCIPAL EXECUTIVE
                                                           OFFICER)
Date:  June 14, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED AND ON THE DATES INDICATED.

                     SIGNATURE                                        TITLE                       DATE
                     ---------                                        -----                       ----

/s/ JOHN F. BARLOW                                   Director, President and Chief Executive  June 14, 1999
---------------------------------------------------  Officer (principal executive officer)
JOHN F. BARLOW

/s/ GAREN K. STAGLIN                                 Director and Chairman of the Board       June 14, 1999
---------------------------------------------------
GAREN K. STAGLIN

/s/ DOUGLAS A. HERRON                                Senior Vice President, Treasurer and     June 14, 1999
---------------------------------------------------  Chief Financial Officer (principal
DOUGLAS A. HERRON                                    financial and accounting officer)

/s/ ANTHONY J. DINOVI                                Director                                 June 14, 1999
---------------------------------------------------
ANTHONY J. DINOVI

                                                     Director                                        , 1999
---------------------------------------------------
SELWYN HERSON

                                                     Director                                        , 1999
---------------------------------------------------
ADRIAN F. JONES

/s/ SETH W. LAWRY                                    Director                                 June 14, 1999
---------------------------------------------------
SETH W. LAWRY

/s/ THOMAS H. LEE                                    Director                                 June 14, 1999
---------------------------------------------------
THOMAS H. LEE

                                                     Director                                        , 1999
---------------------------------------------------
RONNIE LUBNER

                                                     Director                                        , 1999
---------------------------------------------------
JOHN E. MASON

                                                     Director                                        , 1999
---------------------------------------------------
M. LOUIS SHAKINOVSKY

/s/ SCOTT M. SPERLING                                Director                                 June 14, 1999
---------------------------------------------------
SCOTT M. SPERLING

                                                     Director                                        , 1999
---------------------------------------------------
RODNEY STANSFIELD

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

          The registrant has not sent an annual report to its securityholders covering the registrant's last fiscal year.

          The registrant has not sent a proxy statement or other proxy soliciting material to more than 10 of the registrant's securityholders with respect to any annual or other meeting of securityholders.