Form 10-Q
period 1999-07-03
SAFELITE GLASS CORP
filed 1999-07-29
CIK 1033671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 3, 1999

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-21949
                                ----------------

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         As of July 3, 1999 there were 3,414,345 shares outstanding of Safelite's Class A Common Stock ($.01 par value) and 10,412,638 shares outstanding of Safelite's Class B Common Stock ($.01 par value).

                              SAFELITE GLASS CORP.
                                    Form 10-Q
                       For the Quarter Ended July 3, 1999

                                      INDEX

                                                                        Page No.

Part I.       Financial Information
------------------------------------

Item 1.       Financial Statements

              Condensed Balance Sheets - July 3, 1999 and April 3, 1999...  2

              Condensed Statements of Operations - Three Months Ended
                  July 3, 1999 and July 4, 1998...........................  3

              Condensed Statements of Cash Flows - Three Months Ended
                  July 3, 1999 and July 4, 1998...........................  4

              Notes to Condensed Financial Statements.....................  5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................5 - 8

Part II.      Other Information
--------------------------------

Item 6.       Exhibits and Reports on Form 8-K............................ 9

                                     PART I.
ITEM 1.       Financial Statements
                              SAFELITE GLASS CORP.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                     July 3, 1999  April 3, 1999
                                                     ------------  -------------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash ........................................     $   1,554    $   2,876
     Accounts receivable, net of allowance for
      uncollectible accounts of $5,274 and $5,100         76,929       70,296
     Inventories .................................        54,974       50,451
     Other current assets ........................        17,555       20,003
                                                        ---------    ---------
              Total current assets ...............       151,012      143,626
PROPERTY, PLANT AND EQUIPMENT - net of accumulated
     depreciation of $67,474 and $64,172..........        64,011       64,080
INTANGIBLE ASSETS - net of accumulated amortization
     of $23,505 and $21,039 ......................       278,337      280,814
OTHER ASSETS .....................................        82,388       85,307
                                                        ---------    ---------
TOTAL ASSETS .....................................      $575,748     $573,827
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable ............................      $ 61,047     $ 50,305
     Current portion - long term debt ............         3,464        4,537
     Accrued expenses ............................        31,107       29,457
     Accrued interest ............................         1,165        6,589
                                                        ---------    ---------
              Total current liabilities ..........        96,783       90,888
LONG-TERM DEBT - LESS CURRENT PORTION ............       476,414      482,846
OTHER LONG-TERM LIABILITIES ......................         6,716        6,627
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
     Series A preferred stock issued, $0.01 par value          1            1
     8% Non-voting preferred stock issued, $0.01 par value     1            1
     Class A common stock issued, $0.01 par value             38           38
     Class B common stock issued, $0.01 par value            104          104
     Additional paid-in capital ..................       374,877      374,877
     Accumulated deficit .........................      (373,718)    (376,087)
     Other .......................................        (5,468)      (5,468)
                                                        ---------    ---------
         Total stockholders' deficit .............        (4,165)      (6,534)
                                                        ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......      $575,748     $573,827
                                                        =========    =========


                  See notes to condensed financial statements.

                              SAFELITE GLASS CORP.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (In thousands)


                                                          Three Months Ended
                                                      July 3, 1999  July 4, 1998
                                                      ------------  ------------

SALES:
     Installation and related services ...........     $ 227,872    $ 227,058
     Wholesale ...................................        11,223       14,109
                                                        ---------    ---------
         Total sales .............................       239,095      241,167
COST OF SALES:
     Installation and related services ...........       163,339      159,454
     Wholesale ...................................         9,352       11,278
                                                        ---------    ---------
         Total cost of sales .....................       172,691      170,732
                                                        ---------    ---------
GROSS PROFIT .....................................        66,404       70,435
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES......        49,232       47,474
RESTRUCTURING EXPENSES ...........................                      3,509
OTHER OPERATING EXPENSES .........................                        985
                                                        ---------    ---------
OPERATING INCOME .................................        17,172        18,467
INTEREST EXPENSE .................................       (11,458)     (11,187)
INTEREST INCOME ..................................            88          137
                                                        ---------    ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAX PROVISION ........................         5,802        7,417
INCOME TAX PROVISION .............................        (3,433)      (3,968)
                                                        ---------    ---------

NET INCOME .......................................      $  2,369     $  3,449
                                                        =========    =========


                  See notes to condensed financial statements.

                              SAFELITE GLASS CORP.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                          Three Months Ended
                                                     July 3, 1999   July 4, 1998
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................     $  2,369      $  3,449
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .................        5,810         6,041
   Deferred income taxes .........................        3,433         3,968
   Loss on disposition of assets .................           20            12
   Changes in operating assets and liabilities:
     Accounts receivable .........................       (6,633)       (8,235)
     Inventories .................................       (4,523)       (3,904)
     Accounts payable ............................       10,742         9,164
     Accrued expenses ............................        2,438        (5,144)
     Restructuring reserves ......................       (1,154)       (3,742)
     Accrued interest ............................       (5,424)       (2,803)
     Other .......................................        2,821          (639)
                                                        --------      --------
     Net cash flows provided by (used in)
       operating activities.......................        9,899        (1,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..........................       (3,627)       (4,255)
   Proceeds from sale of fixed assets ............            4            13
                                                        --------      --------
     Net cash flows used in investing activities .       (3,623)       (4,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term borrowings ..............       (1,498)       (1,551)
   Borrowings (payments) on revolver, net ........       (6,100)        6,170
                                                        --------      --------
     Net cash flows provided by (used in)
       financing activities.......................       (7,598)        4,619
                                                        --------      --------

NET DECREASE IN CASH .............................       (1,322)       (1,456)
CASH AT BEGINNING OF PERIOD ......................        2,876        10,254
                                                        --------      --------
CASH AT END OF PERIOD ............................      $ 1,554       $ 8,798
                                                        ========      ========

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest ........................     $ 16,416      $ 13,353
                                                       =========     =========

   Cash paid for income taxes ....................     $    216      $    312
                                                       =========     =========





                  See notes to condensed financial statements.

                              SAFELITE GLASS CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       Significant Accounting Policies

              These interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the data for these periods. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Safelite's Report on Form 10-K for the fiscal year ended April 3, 1999. Safelite's results for interim periods are not normally indicative of results to be expected for the fiscal year. Safelite's business is somewhat seasonal, with the first and fourth calendar quarters of each year traditionally being its slowest periods of activity. This reduced level of sales combined with the Company's operating leverage has historically resulted in a disproportionate decline in operating income during the first and fourth calendar quarters of each year. The severity of weather also has an impact on Safelite's sales and operating income, with severe winter weather generating increased sales and income and mild winters generating lower sales and income.

              Preference Dividends - At July 3, 1999, cumulative unpaid preference dividends totaled $5.1 million.

              Comprehensive Income - Comprehensive income was equal to net income for the three months ended July 3, 1999 and July 4, 1998.

              Segments - Safelite has determined that it operates in two industry segments: installation and related services and wholesale. Safelite does not allocate assets or overhead by segment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales. Sales for the quarter ended July 3, 1999, decreased $2.1 million, or 0.9%, to $239.1 million, from $241.2 million in the quarter ended July 4, 1998. Installation and related services sales of $227.9 million for the first quarter remained virtually even with same period of the prior year, despite a 7.7% increase in unit sales. The increase in unit sales was offset by lower overall industry pricing levels as compared to the first fiscal quarter of 1999, when there was a significant industry-wide price increase which subsequently dissipated.

Wholesale sales for the quarter ended July 3, 1999, fell 20.5% to $11.2 million as a result of a decline in unit sales. These results reflect both a strategic move by Safelite away from less profitable truckload sales, as well as a shift towards greater use of Safelite manufactured product in service center locations.

Gross Profit. Gross profit for the quarter ended July 3, 1999, decreased 5.7% to $66.4 million, from $70.4 million in the prior year quarter. Gross profit rate decreased to 27.8% as compared to 29.2% in the quarter ended July 4, 1998, due primarily to a higher percentage of network business relative to total sales. The gross profit margin on network sales is substantially lower than on work performed through Safelite owned service centers. Also contributing to margin compression was lower industry-wide pricing which more than offset lower product costs and increased service center productivity levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.8 million, or 3.7% in the first quarter to $49.2 million. As a percentage of sales for the quarter ended July 3, 1999, selling, general and administrative expenses increased to 20.6% from 19.7% in the quarter ended July 4, 1998. The increase in selling, general and administrative expenses is primarily attributable to commencement of a new national cable TV advertising program and increased staffing in our national call centers to support recent Master Provider program wins.

Restructuring Expenses. Safelite recorded $3.5 million in restructuring expenses and $1.0 million in one-time integration costs during the quarter ended July 4, 1998 as a result of consolidation and integration activities associated with the December 19, 1997 merger with Vistar. These activities were completed in fiscal year 1999.

Income Before Income Taxes. Income before income taxes decreased to $5.8 million in the first quarter from $7.4 million in the first quarter of the prior year. This is attributable to the lower gross profit and increase in expenses described above, partially offset by the $4.5 million in restructuring charges and one-time integration costs included in income before income taxes in the quarter ended July 4, 1998.

Income Taxes. For the quarters ended July 3, 1999 and July 4, 1998, Safelite's provision for income taxes was significantly above income taxes computed using statutory rates primarily due to non-deductible amortization of goodwill arising from the Vistar merger.

Net Income. Net income for the quarter ended July 3, 1999, was $2.4 million, down from $3.4 million in the quarter ended July 4, 1998. The decrease in net income from fiscal 1999 was primarily due to the changes in income before income taxes described above.

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

The assessment and remediation phases of the Year 2000 project are complete for all critical systems. Implementation and testing is underway and is scheduled to be complete by August 1999. Remediation of systems and applications software has been effected through outside consultants, "factory support", in-house staff and in some cases by the replacement of software packages. Safelite has built an isolated test environment where systems are being tested by resetting dates to various points beyond the year 2000. Management expects that by the end of calendar 1999, all of Safelite's critical systems that are not currently Year 2000 compliant will be corrected or replaced.

Surveys of critical customers and suppliers are currently underway to assess the status of their Year 2000 compliance efforts. However, there can be no assurance that the systems of other companies on which Safelite relies will be timely converted. There can be no assurance that Year 2000 failures experienced by Safelite or third parties will not have a material adverse effect on Safelite's financial condition and operations. Safelite has begun consideration of contingency plans to deal with Year 2000 issues in the event that remediation efforts were unsuccessful. These plans are being more fully developed throughout 1999 to address specific areas of need.

Based on Safelite's latest assessments, the total cost of addressing the Year 2000 issue is estimated to be in the range of $2.0 million to $3.0 million, with the majority of these costs representing incremental business costs to outside vendors and consultants. As of July 3, 1999, approximately $1.3 million of external costs have been incurred. Safelite does not separately track the internal costs for the Year 2000 project, with these costs being principally the related payroll costs for the management information systems staff.

Liquidity and Capital Resources

Net cash provided by operating activities for the three month period ended July 3, 1999 was $9.9 million, an increase in operating cash flows of $11.7 million from the same period of the prior year. The increase in operating cash flow has resulted mainly from decreased working capital and decreased restructuring requirements in the current year.

Safelite's investing activities consist mainly of capital expenditures for new and existing service center and warehouse locations, capacity and efficiency upgrades to manufacturing facilities, as well as information technology equipment. Capital expenditures totaled $3.6 million and $4.3 million for the quarters ended July 3, 1999, and July 4, 1998, respectively.

Safelite relies on internally generated funds and, to the extent necessary, on borrowings under its revolving credit facility to meet its liquidity needs. As of July 3, 1999, Safelite had long-term borrowings of $479.9 million and availability under the revolving credit facility of $54.9 million.

The  ability of  Safelite to operate  its  business,  service  its debt  service obligations and reduce its total debt will be dependent on the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond Safelite's control. A portion of Safelite's debt bears interest at floating rates; therefore, its financial condition is and will continue to be effected by changes in prevailing interest rates. Safelite uses interest rate exchange agreements to manage exposure associated with interest rate fluctuations. An increase of 1% in interest rates would have the effect of increasing annual interest expense by approximately $1.7 million based upon Safelite's quarter ended July 3, 1999 borrowing levels.

Forward-Looking Statements

Readers are cautioned that there are statements contained in this report, including but not limited to those under the caption Year 2000 Issues, which are "forward-looking" statements within the meaning of the Private Securities
Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which Safelite does business, among other things. These statements are not guaranties of future performance and Safelite has no specific intention to update these statements.

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

                                    PART II.

Item 6.       Exhibits and Reports on Form 8-K

               1.       Exhibits

                        Exhibit 27 -- Financial Data Schedule

               2.       Reports on Form 8-K

                        There were no reports on Form 8-K filed during the three months ended July 3, 1999.