Form 10-Q
period 1999-10-02
SAFELITE GLASS CORP
filed 1999-11-16
CIK 1033671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 2, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         As of October 2, 1999 there were 3,414,345 shares outstanding of Safelite's Class A Common Stock ($.01 par value) and 10,412,638 shares outstanding of Safelite's Class B Common Stock ($.01 par value).

                              SAFELITE GLASS CORP.
                                    Form 10-Q
                      For the Quarter Ended October 2, 1999

                                      INDEX

                                                                        Page No.

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements

          Condensed Balance Sheets - October 2, 1999 and April 3, 1999...     2

          Condensed Statements of Operations - Three Months Ended
              October 2, 1999 and October 3, 1998........................     3

          Condensed Statements of Operations - Six Months Ended
              October 2, 1999 and October 3, 1998........................     4

          Condensed Statements of Cash Flows - Six Months Ended
              October 2, 1999 and October 3, 1998........................     5

          Notes to Condensed Financial Statements........................     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................ 6 - 11

Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K...............................     12

                                     PART I.
ITEM 1.   Financial Statements
                              SAFELITE GLASS CORP.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                 October 2, 1999   April 3, 1999
                                                 ---------------   -------------
                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash ........................................     $   3,091       $   2,876
  Accounts receivable, net of allowance for
    uncollectible accounts of $5,361 and $5,100        70,976          70,296
  Inventories .................................        55,650          50,451
  Prepaid expenses and other current assets ...         6,178          10,700
  Deferred taxes ..............................         8,295           9,303
                                                    ----------      ----------
    Total current assets ......................       144,190         143,626
PROPERTY, PLANT AND EQUIPMENT - net of accumulated
  depreciation of $70,425 and $64,172..........        66,491          64,080
INTANGIBLE ASSETS - net of accumulated
  amortization of $25,981 and $21,039 .........       275,859         280,814
OTHER ASSETS ..................................        81,515          85,307
                                                    ----------      ----------
TOTAL ASSETS ..................................     $ 568,055       $ 573,827
                                                    ==========      ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable ............................     $  56,005       $  50,305
  Current portion - long term debt ............         2,668           4,537
  Accrued expenses ............................        29,319          29,457
  Accrued interest ............................         4,859           6,589
                                                    ----------      ----------
    Total current liabilities .................        92,851          90,888
LONG-TERM DEBT - LESS CURRENT PORTION .........       474,416         482,846
OTHER LONG-TERM LIABILITIES ...................         5,477           6,627
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Series A preferred stock issued, $0.01 par value          1               1
  8% Non-voting preferred stock issued, $0.01
     par value ................................             1               1
  Class A common stock issued, $0.01 par value             38              38
  Class B common stock issued, $0.01 par value            104             104
  Additional paid-in capital ..................       374,877         374,877
  Accumulated deficit .........................      (374,242)       (376,087)
  Other .......................................        (5,468)         (5,468)
                                                    ----------      ----------
    Total stockholders' deficit ...............        (4,689)         (6,534)
                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...     $ 568,055       $ 573,827
                                                    ==========      ==========

                   See notes to condensed financial statements.

                              SAFELITE GLASS CORP.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (In thousands)


                                                       Three Months Ended
                                               October 2, 1999   October 3, 1998
                                               ---------------   ---------------
SALES:
Installation and related services..............    $230,199          $219,447
Wholesale .....................................      11,139            12,405
                                                  ----------        ----------
    Total sales ...............................     241,338           231,852
                                                  ----------        ----------
COST OF SALES:
Installation and related services..............     169,581           160,210
Wholesale .....................................       9,360            11,320
                                                  ----------        ----------
    Total cost of sales .......................     178,941           171,530
                                                  ----------        ----------
GROSS PROFIT ..................................      62,397            60,322
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..      50,674            48,307
RESTRUCTURING EXPENSES ........................           0               713
OTHER OPERATING EXPENSES ......................           0             2,628
                                                  ----------        ----------
OPERATING INCOME ..............................      11,723             8,674
INTEREST EXPENSE ..............................     (11,501)          (11,273)
INTEREST INCOME ...............................          69                57
                                                  ----------        ----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION .....         291            (2,542)
INCOME TAX (PROVISION) BENEFIT ................        (815)              210
                                                  ----------        ----------

NET LOSS ......................................   $    (524)        $  (2,332)
                                                  ==========        ==========


                  See notes to condensed financial statements.

                              SAFELITE GLASS CORP.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (In thousands)


                                                        Six Months Ended
                                               October 2, 1999   October 3, 1998
                                               ---------------   ---------------
SALES:
Installation and related services..............    $458,071          $446,505
Wholesale .....................................      22,362            26,514
                                                  ----------        ----------
    Total sales ...............................     480,433           473,019
                                                  ----------        ----------
COST OF SALES:
Installation and related services..............     332,920           319,664
Wholesale .....................................      18,712            22,598
                                                  ----------        ----------
    Total cost of sales .......................     351,632           342,262
                                                  ----------        ----------
GROSS PROFIT ..................................     128,801           130,757
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...      99,906            95,799
RESTRUCTURING EXPENSES ........................           0             4,222
OTHER OPERATING EXPENSES ......................           0             3,613
                                                  ----------        ----------
OPERATING INCOME ..............................      28,895            27,123
INTEREST EXPENSE ..............................     (22,959)          (22,460)
INTEREST INCOME ...............................         157               212
                                                  ----------        ----------
INCOME BEFORE INCOME TAX PROVISION ............       6,093             4,875
INCOME TAX PROVISION ..........................      (4,248)           (3,758)
                                                  ----------        ----------
NET INCOME ....................................   $   1,845         $   1,117
                                                  ==========        ==========


                  See notes to condensed financial statements.

                              SAFELITE GLASS CORP.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                       Six Months Ended
                                               October 2, 1999   October 3, 1998
                                               ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................   $   1,845         $   1,117
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization................      11,649            11,611
  Deferred income taxes........................       4,248             2,872
  (Gain) loss on disposition of assets.........          33              (179)
  Changes in operating assets and liabilities:
    Accounts receivable........................        (680)           (3,793)
    Inventories................................      (5,199)           (2,393)
    Accounts payable...........................       5,700             9,458
    Accrued expenses...........................         661            (4,636)
    Restructuring reserves.....................      (1,543)          (14,274)
    Accrued interest...........................      (1,730)           (4,923)
    Other......................................       4,859             1,459
                                                  ----------        ----------
    Net cash flows provided by (used in)
     operating activities......................      19,843            (3,681)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.........................      (9,562)           (9,338)
  Proceeds from sale of fixed assets...........           9               191
                                                  ----------        ----------
    Net cash flows used in investing activities      (9,553)           (9,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term borrowings.............      (2,315)           (2,995)
  Borrowings (payments) on revolver, net.......      (7,760)           11,850
                                                  ----------        ----------
    Net cash flows provided by (used in)
     financing activities......................     (10,075)            8,855
                                                  ----------        ----------
NET INCREASE (DECREASE) IN CASH................         215            (3,973)
CASH AT BEGINNING OF PERIOD....................       2,876            10,254
                                                  ----------        ----------
CASH AT END OF PERIOD..........................   $   3,091         $   6,281
                                                  ==========        ==========
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest.....................   $  23,760         $  26,174
                                                  ==========        ==========
    Cash paid for income taxes.................   $     293         $     431
                                                  ==========        ==========


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

              Preference Dividends - At October 2, 1999, cumulative unpaid preference dividends totaled $6.0 million.

              Comprehensive Income - Comprehensive income was equal to net income for the three and six month periods ended October 2, 1999 and October 3, 1998.

              Segments - Safelite has determined that it operates in two industry segments: installation and related services and wholesale. Safelite does not allocate assets or overhead by segment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales. Sales for the quarter ended October 2, 1999, increased $9.5 million, or 4.1% to $241.3 million, from $231.8 million for the same period of the prior year. Installation and related services sales during the quarter of $230.2 million increased by 4.9%, or $10.8 million from $219.4 million for the same period of the prior year. The increase in installation and related services sales was due to a 4.0% increase in replacement unit sales, partially offset by lower pricing. Substantially all of the unit growth for the quarter came from network sales. Network sales consist of sales derived from the Company's network of independent auto glass providers which replace or repair auto glass for Safelite under subcontract agreements. Overall market conditions in the auto glass replacement industry remained soft during the quarter as both pricing levels and unit volumes were down from the prior year period.

Wholesale sales for the quarter ended October 2, 1999, fell 10.2% to $11.1 million as a result of a decline in unit sales. These results reflect not only the soft industry conditions, but also a strategic shift by Safelite towards higher margin local sales from lower margin truckload sales. Increasing demand for Safelite manufactured product within Company owned service center locations has limited the allocation of glass available for sale in the wholesale market.

For the six months ended October 2, 1999, total Company sales increased $7.4 million, or 1.6% to $480.4 million from $473.0 million. Installation and related services sales rose $11.6 million, or 2.6% to $458.1 million. The increase in installation and related services sales resulted from 5.9% higher replacement unit volumes, partially offset by lower pricing. Wholesale sales fell 15.7% to $22.4 million for the reasons discussed above for the current quarter.

Gross Profit. Gross profit for the quarter ended October 2, 1999 increased 3.4% to $62.4 million from $60.3 million for the same period of the prior year. Gross profit margin remained constant at approximately 26% for both periods. In addition to lower industry-wide pricing, the proportion of network sales to total sales increased during the latest quarter as compared to the same period in the prior year, which served to compress gross profit margin. The gross profit margin on network sales is substantially lower than on work performed through Company owned service centers. Offsetting the higher proportion of network sales was an improved margin on network business.

For the six months ended October 2, 1999, gross profit was $128.8 million, a decrease of $2.0 million, or 1.5% over the comparable period in fiscal year 1999. Gross profit rate declined to 26.8% in the first half of fiscal 2000, from 27.6% in the comparable period of the prior year. The first quarter of fiscal 1999 benefited from unusually high industry wide pricing levels which dissipated in the second quarter of that fiscal year, making comparisons with the current six month period unfavorable. Installation costs per replacement unit were similar between both periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.4 million, or 4.9% in the second quarter to $50.7 million from $48.3 million in the prior year period. Primary factors driving the increase were higher costs related to increased call center volume, national media advertising campaign expenses and costs relating to the Year 2000 issue. As a percentage of sales for the quarter ended October 2, 1999, selling, general and administrative expenses remained constant at approximately 21% compared with the same period in the prior year, primarily for the reasons described above.

For the six months ended October 2, 1999, selling, general and administrative expenses increased $4.1 million or 4.3% to $99.9 million from $95.8 million in the corresponding six months of fiscal 1999 for the same reasons discussed above. As a percentage of sales for the six months ended October 2, 1999, selling, general and administrative expenses rose to 20.8% from 20.3% in the corresponding prior year period.

Restructuring Expenses. During the quarter ended October 3, 1998, Safelite recorded $0.7 million in restructuring expenses and $2.6 million in one-time integration costs. During the six months ended October 3, 1998, Safelite recorded $4.2 million in restructuring expenses and $3.6 million in one-time integration costs. These charges were a result of consolidation and integration activities associated with the December 19, 1997 merger with Vistar.

Income Before Income Taxes. Income before income taxes increased to $0.3 million in the quarter ended October 2, 1999 from a loss of $2.5 million in the same quarter of the prior year. For the six months ended October 2, 1999, income before income taxes increased to $6.1 million from $4.9 million in the six months ended October 3, 1998. This improvement is due to the restructuring charges and one-time integration costs included in income before income taxes in the quarter and six months ended October 3, 1998, partially offset by higher selling, general and administrative expenses.

Income Taxes. For the quarter and six month periods ended October 2, 1999 and October 3, 1998, Safelite's provision for income taxes was significantly above income taxes computed using statutory rates primarily due to non-deductible amortization of goodwill arising from the Vistar merger.

Net Income (Loss). Net loss for the quarter ended October 2, 1999, was $0.5 million, an improvement of $1.8 million from the $2.3 million loss recorded in the quarter ended October 3, 1998. For the six months ended October 2, 1999, net income increased $0.7 million to $1.8 million, from $1.1 million in the six months ended October 3, 1998.

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

The assessment and remediation phases of the Year 2000 project are complete for all critical systems. Implementation and testing of our various systems was completed in October 1999. Remediation of systems and applications software has been effected through outside consultants, "factory support", in-house staff and in some cases by the replacement of software packages. Safelite has built an isolated test environment where systems are being tested by resetting dates to various points beyond the year 2000. All point of sale hardware has been upgraded to be compliant. Management expects that by the end of calendar 1999, all of Safelite's critical systems that are not currently Year 2000 compliant will be corrected or replaced.

Surveys of critical customers and suppliers have been substantially completed to assess the status of their Year 2000 compliance efforts. However, there can be no assurance that the systems of other companies on which Safelite relies will be timely converted. There can be no assurance that Year 2000 failures experienced by Safelite or third parties will not have a material adverse effect on Safelite's financial condition and operations. Safelite has completed development of contingency plans to deal with Year 2000 issues in the event that remediation efforts were unsuccessful. These plans will be communicated to the appropriate parties before the end of November 1999 to address specific areas of concern.

Based on Safelite's latest assessments, the total cost of addressing the Year 2000 issue is estimated to be in the range of $2.0 million to $3.0 million, with the majority of these costs representing incremental business costs to outside vendors and consultants. As of October 2, 1999, approximately $1.9 million of external costs have been incurred. Safelite does not separately track the internal costs for the Year 2000 project, with these costs being principally the related payroll costs for the management information systems staff.

Liquidity and Capital Resources

Net cash provided by operating activities for the six month period ended October 2, 1999 was $19.8 million, an increase in operating cash flows of $23.5 million from the same period of the prior year. The increase in operating cash flow resulted primarily from decreased restructuring requirements in the current year.

Safelite's investing activities consist primarily of capital expenditures for new and existing service center and warehouse locations, capacity and efficiency upgrades to manufacturing facilities, as well as information technology equipment. Capital expenditures totaled $9.6 million and $9.3 million for the six months ended October 2, 1999, and October 3, 1998, respectively.

Safelite relies on internally generated funds and, to the extent necessary, on borrowings under its revolving credit facility to meet its liquidity needs. As of October 2, 1999, Safelite had long-term borrowings of $477.1 million and availability under the revolving credit facility of $56.6 million.

The ability of Safelite to operate its business, service its debt service obligations and reduce its total debt will be dependent on the future performance of the Company. This performance, in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors Safelite's success in achievement of the actions referred to below in "Subsequent Event" and beyond Safelite's control. A portion of Safelite's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates. Safelite uses interest rate exchange agreements to manage exposure associated with interest rate fluctuations. An increase of 1% in interest rates would have the effect of increasing annual interest expense by approximately $1.7 million based upon Safelite's six months ended October 2, 1999 borrowing levels.

Subsequent Event

Allstate Insurance Company (Allstate) has recently advised Safelite that it does not intend to renew its Best Efforts Agreement with Safelite for autoglass repair, replacement, and administrative services when that contract expires in October 2000. Allstate has further advised Safelite that it intends to enter into negotiations with Lynx Services from PPG to provide these services when the current contract expires. During its fiscal year ended March 1999, Safelite's Allstate revenues totaled approximately $120 million or 14% of Safelite's total sales. The actual impact of this action by Allstate on Safelite's prospective sales will be dependent on several factors, including the definitive contract terms to be negotiated by Allstate with Lynx Services, and is therefore not presently determinable. Although the Company currently believes that it will retain a portion of its sales to Allstate, the Company expects that sales for its fiscal year ended March 2001 will be reduced by a material amount.

Safelite is taking actions to reduce its overall cost structure in light of this development with the Allstate business, which the Company obtained in connection with the Vistar merger, as well as current industry and Company conditions including soft pricing and lower unit volume levels. These actions include:

1. A market level review of service center locations to identify and close those locations whose customers can be better serviced directly from the Company's central telephone unit/dispatch command centers (DCC/CTUs) in the market;

2.     A consolidation of field based administrative functions; and

3.     A reduction of corporate overhead spending.

The Company expects that it will record restructuring charges of between $25 million and $30 million in the quarter ended January 1, 2000 related to this effort. These charges will consist primarily of reserves for severance and closed location future rental payments. In addition, management continues to review Safelite's cost structure to identify further potential cost savings for which future restructuring accruals may be required. While management believes that these actions will improve operating performance, there can be no assurances regarding the timing within which these actions may have impact or that these efforts will ultimately be successful.

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

                                    PART II.

Item 6.       Exhibits and Reports on Form 8-K

              1.   Exhibits

                   Exhibit 27 -- Financial Data Schedule

               2.  Reports on Form 8-K

                   There were no reports on Form 8-K filed during the three months ended October 2, 1999.