Form 10-Q
period 2000-01-01
SAFELITE GLASS CORP
filed 2000-02-14
CIK 1033671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended January 1, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         As of January 1, 2000 there were 3,414,345 shares outstanding of Safelite's Class A Common Stock ($.01 par value) and 10,412,638 shares outstanding of Safelite's Class B Common Stock ($.01 par value).

                              SAFELITE GLASS CORP.
                                    Form 10-Q
                      For the Quarter Ended January 1, 2000

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements

          Condensed Balance Sheets - January 1, 2000 and April 3, 1999...     2

          Condensed Statements of Operations - Three Months Ended
              January 1, 2000 and January 2, 1999........................     3

          Condensed Statements of Operations - Nine Months Ended
              January 1, 2000 and January 2, 1999........................     4

          Condensed Statements of Cash Flows - Nine Months Ended
              January 1, 2000 and January 2, 1999........................     5

          Notes to Condensed Financial Statements........................     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................ 7 - 10

Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K...............................     11

                                     PART I.

ITEM 1.       Financial Statements

                              SAFELITE GLASS CORP.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                          January 1,    April 3,
                                                            2000          1999
                                                         -----------   ---------
                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash ................................................    $    303     $  2,876
 Accounts receivable, net of allowance for uncollectible
  accounts of $4,464 and $5,100 ......................      54,421       70,296
 Inventories .........................................      55,336       50,451
 Prepaid expenses and other current assets ...........       4,473       10,700
 Deferred taxes ......................................      13,282        9,303
                                                          ---------    ---------
    Total current assets .............................     127,815      143,626
PROPERTY, PLANT AND EQUIPMENT - net of accumulated
   depreciation of $71,050 and $64,172 ...............      66,047       64,080
INTANGIBLE ASSETS - net of accumulated amortization
   of $28,454 and $21,039 ............................     273,398      280,814
OTHER ASSETS .........................................      91,936       85,307
                                                          ---------    ---------
TOTAL ASSETS .........................................    $559,196     $573,827
                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable ....................................    $ 60,883     $ 50,305
 Current portion - long term debt ....................       5,608        4,537
 Current portion - restructuring .....................      14,352        5,383
 Accrued expenses ....................................      26,778       24,074
 Accrued interest ....................................         777        6,589
                                                           ---------   ---------
    Total current liabilities ........................     108,398       90,888
LONG-TERM DEBT - LESS CURRENT PORTION ................     469,360      482,846
LONG-TERM LIABILITIES:
 Restructuring........................................      11,715        3,933
 Other ...............................................       1,880        2,694
                                                          ---------    ---------
    Total long-term liabilities ......................      13,595        6,627
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
 Series A preferred stock issued, $0.01 par value ....           1            1
 8% Non-voting preferred stock issued, $0.01 par value           1            1
 Class A common stock issued, $0.01 par value ........          38           38
 Class B common stock issued, $0.01 par value ........         104          104
 Additional paid-in capital ..........................     374,877      374,877
 Accumulated deficit .................................    (401,710)    (376,087)
 Other ...............................................      (5,468)      (5,468)
                                                          ---------    ---------
    Total stockholders' deficit ......................     (32,157)      (6,534)
                                                          ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..........    $559,196     $573,827
                                                          =========    =========


                   See notes to condensed financial statements

                              SAFELITE GLASS CORP.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (In thousands)

                                                           Three Months Ended
                                                         -----------------------
                                                         January 1,   January 2,
                                                            2000         1999
                                                         ----------   ----------
SALES:
 Installation and related services ...................    $172,639     $175,179
 Wholesale ...........................................       9,723       10,858
                                                          ---------    ---------
     Total sales .....................................     182,362      186,037
                                                          ---------    ---------
COST OF SALES:
 Installation and related services ...................     137,302      136,757
 Wholesale ...........................................       8,758        9,510
                                                          ---------    ---------
     Total cost of sales .............................     146,060      146,267
                                                          ---------    ---------
GROSS PROFIT .........................................      36,302       39,770
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .........      44,375       44,926
RESTRUCTURING EXPENSES ...............................      24,168         --
                                                          ---------    ---------
OPERATING LOSS .......................................     (32,241)      (5,156)
INTEREST EXPENSE  ....................................     (11,705)     (11,832)
INTEREST INCOME ......................................          63          172
                                                          ---------    ---------
LOSS BEFORE INCOME TAX BENEFIT .......................     (43,883)     (16,816)
INCOME TAX BENEFIT ...................................      16,415        5,610
                                                          ---------    ---------

NET LOSS .............................................    $(27,468)    $(11,206)
                                                          =========    =========



                  See notes to condensed financial statements.

                              SAFELITE GLASS CORP.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (In thousands)

                                                            Nine Months Ended
                                                          ----------------------
                                                          January 1,  January 2,
                                                             2000        1999
                                                          ----------  ----------
SALES:
 Installation and related services ...................    $630,710     $621,684
 Wholesale ...........................................      32,085       37,372
                                                          ---------    ---------
     Total sales .....................................     662,795      659,056
                                                          ---------    ---------
COST OF SALES:
 Installation and related services ...................     470,222      456,421
 Wholesale ...........................................      27,470       32,108
                                                          ---------    ---------
     Total cost of sales .............................     497,692      488,529
                                                          ---------    ---------
GROSS PROFIT .........................................     165,103      170,527
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .........     144,281      140,725
RESTRUCTURING EXPENSES ...............................      24,168        4,222
OTHER OPERATING EXPENSES .............................        --          3,613
                                                          ---------    ---------
OPERATING INCOME (LOSS) ..............................      (3,346)      21,967
INTEREST EXPENSE  ....................................     (34,664)     (34,292)
INTEREST INCOME ......................................         220          384
                                                          ---------    ---------
LOSS BEFORE INCOME TAX BENEFIT .......................     (37,790)     (11,941)
INCOME TAX BENEFIT ...................................      12,167        1,852
                                                          ---------    ---------

NET LOSS .............................................    $(25,623)    $(10,089)
                                                          =========    =========





                  See notes to condensed financial statements.

                              SAFELITE GLASS CORP.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                             Nine Months Ended
                                                          ----------------------
                                                          January 1,  January 2,
                                                             2000        1999
                                                          ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................    $(25,623)    $(10,089)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
 Depreciation and amortization .......................      17,399       17,152
 Deferred income taxes ...............................     (12,150)      (3,055)
 (Gain) loss on disposition of assets ................         203          (92)
 Changes in operating assets and liabilities:
  Accounts receivable ................................      15,875         (128)
  Inventories ........................................      (4,885)      (2,476)
  Accounts payable ...................................      10,578         (196)
  Accrued expenses ...................................       1,492       (3,037)
  Restructuring reserves .............................      16,751      (13,625)
  Accrued interest ...................................      (5,812)      (5,893)
  Prepaid expenses and other current assets ..........       6,227         (648)
  Other ..............................................       4,824          961
                                                          ---------    ---------
    Net cash flows provided by (used in) operating
       activities.....................................      24,879      (21,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .................................     (15,000)     (17,142)
Proceeds from sale of fixed assets ...................         248          323
                                                          ---------    ---------
    Net cash flows used in investing activities ......     (14,752)     (16,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt ...........................      (3,880)      (4,176)
Proceeds from bond issuance ..........................        --         50,447
Bonds closed into escrow collateralized by restricted
  cash ...............................................        --        (46,400)
Capitalized debt issuance costs ......................        --         (2,122)
Borrowings (payments) on revolver, net ...............      (8,820)      37,750
                                                          ---------    ---------
   Net cash flows provided by (used in) financing
      activities......................................     (12,700)      35,499
                                                          ---------    ---------
NET DECREASE IN CASH .................................      (2,573)      (2,446)
CASH AT BEGINNING OF PERIOD ..........................       2,876       10,254
                                                          ---------    ---------
CASH AT END OF PERIOD ................................    $    303     $  7,808
                                                          =========    =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest ...............................    $ 39,058     $ 38,362
                                                          =========    =========
Cash paid for income taxes ...........................    $    254     $    438
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

              Preference Dividends - At January 1, 2000, cumulative unpaid preference dividends totaled $7.0 million.

              Comprehensive Income (loss) - Comprehensive loss was equal to net loss for the three and nine month periods ended January 1, 2000 and January 2, 1999.

              Segments - Safelite has determined that it operates in two industry segments: installation and related services and wholesale. Safelite does not allocate assets or overhead by segment.

Note 2.       Restructuring Costs

              During the quarter ended January 1, 2000, Safelite recorded a pretax charge of $24.2 million associated with closing 164 service centers, closing one national call center and for costs related to reductions in field and corporate management. The charge included $17.0 million for lease obligations, $4.3 million for write-off of leasehold improvements and other fixed assets and $2.9 million for severance and other benefit costs related to the termination of associates. Safelite will continue to evaluate cost savings opportunities which may result in additional restructuring charges. Additional restructuring charges, if any, will be recorded when the related decision is made and communicated.

              The following is a summary related to the restructuring charges (in millions):

               Balance at April 3, 1999 (prior restructuring charges)    $ 9.3
               Charge recorded                                            24.2
               Used for intended purpose                                  (7.4)
                                                                         ------
               Balance at January 1, 2000                                $26.1
                                                                         ======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales. Sales for the quarter ended January 1, 2000, decreased $3.7 million, or 2.0% to $182.3 million, from $186.0 million for the same period of the prior year. Installation and related services sales of $172.6 million for the third quarter decreased by 1.4%, or $2.5 million from $175.1 million for the same period of the prior year. Within installation and related services, service center sales declined $6.9 million, or 5.1% to $127.1 million while network sales grew $4.3 million, or 10.5% to $45.5 million. Network sales consist of sales derived from the Company's network of independent auto glass providers which replace or repair auto glass for Safelite under subcontract agreements.

Overall market conditions in the auto glass replacement industry remained soft during the quarter as both pricing levels and unit volumes were down from the prior year period. Safelite service center replacement unit volumes were 5.3% lower during the quarter than the same period of the prior year, while the successful rollout of Safelite's Repair Medics(SM) repair only locations caused windshield repair volumes to nearly double. Combined service center repair and replacement volumes increased 3.5% over the quarter ended January 2, 1999. Despite combined repair and replacement unit volumes increasing 3.5%, service center sales declined 5.1% as a result of an approximate 3.0% decrease in pricing and the higher rate of repairs, which have a lower per unit price than replacements. The increase in network sales was primarily due to a 10.0% increase in repair and replacement unit volumes.

Wholesale sales for the quarter ended January 1, 2000, fell 10.5% to $9.7 million as a result of a decline in unit sales. These results reflect not only the soft industry conditions, but also a strategic shift by Safelite towards higher margin local sales and away from lower margin truckload sales. Also, increasing demand for Safelite manufactured product within company owned service center locations has limited the allocation of glass available for sale in the wholesale market.

For the nine months ended January 1, 2000, total Company sales increased $3.7 million, or 0.6% to $662.8 million from $659.1 million. Installation and related services sales rose $9.0 million, or 1.5% to $630.7 million. The increase in installation and related services sales resulted from a 3.3% increase in replacement unit sales and a 59.7% increase in repair unit sales, partially offset by lower pricing. Wholesale sales fell 14.2% to $32.1 million for the reasons discussed above.

Gross Profit. Gross profit for the quarter ended January 1, 2000 decreased 8.7% to $36.3 million from $39.8 million for the same period of the prior year. Gross profit margin decreased to 19.9% in the third quarter of fiscal 2000, from 21.4% in the comparable period of fiscal year 1999. In addition to lower industry-wide pricing, the proportion of network sales to total sales increased during the latest quarter as compared to the same period in the prior year, which served to compress gross profit margin. The gross profit margin on network sales is substantially lower than on work performed through Company owned service centers. Partially offsetting the higher proportion of network sales was an improved margin on network business.

For the nine months ended January 1, 2000, gross profit was $165.1 million, a decrease of $5.4 million, or 3.2% over the comparable period in fiscal year 1999. Gross profit rate declined to 24.9% in the first nine months of fiscal 2000, from 25.9% in the comparable period of the prior year. The first quarter of fiscal 1999 benefited from unusually high industry wide pricing levels which dissipated in the second and third quarters of that fiscal year, making comparisons with the current nine month period unfavorable. Installation costs per replacement unit were approximately 2% higher in the current year to date period than for the comparable period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.5 million, or 1.2% in the third quarter to $44.4 million from $44.9 million in the prior year period. As a percentage of sales for the quarter ended January 1, 2000, selling, general and administrative expenses remained constant at approximately 24% compared with the same period in the prior year.

For the nine months ended January 1, 2000, selling, general and administrative expenses increased $3.6 million or 2.5% to $144.3 million from $140.7 million in the corresponding nine months of fiscal 1999. Primary factors driving the increase were higher costs related to increased call center volume, national media advertising campaign expenses and costs relating to the Year 2000 issue. As a percentage of sales for the nine months ended January 1, 2000, selling, general and administrative expenses rose to 21.8% from 21.4% in the corresponding prior year period.

Restructuring Expenses. During the quarter and nine months ended January 1, 2000, Safelite recorded $24.2 million in restructuring expenses. Items included within the restructuring provision are the closing of 164 service centers, the closing of one  national  call center and  reductions  in field  management  and support functions. Management is continuing to evaluate cost reduction opportunities in light of current industry conditions and the announcement made by Allstate Insurance Company that it does not expect to renew its Best Efforts Agreement when that contract expires in October 2000 (see Safelite Report on Form 8-K dated October 28, 1999). This effort may result in additional restructuring provisions in the fourth quarter of the current fiscal year.

Loss Before Income Taxes. Loss before income taxes increased to a loss of $43.9 million in the quarter ended January 1, 2000 from a loss of $16.8 million in the same quarter of the prior year. The decline was primarily due to the restructuring provision, as well as to the decrease in gross margin. For the nine months ended January 1, 2000, loss before income taxes increased to a $37.8 million loss from a $11.9 million loss in the nine months ended January 2, 1999, primarily due to the third quarter restructuring provision.

Income Taxes. For the quarter and nine month periods ended January 1, 2000 and January 2, 1999, Safelite's provision for income taxes was significantly above income taxes computed using statutory rates primarily due to non-deductible amortization of goodwill arising from the Vistar merger.

Net Loss. Net loss for the quarter ended January 1, 2000, was $27.5 million, an increase in net loss further decline of $16.3 million from the $11.2 million loss recorded in the quarter ended January 2, 1999. This was primarily the result of the restructuring provision offset by the related reduction in income taxes. Net loss for the nine months ended January 1, 2000 was $25.6 million, an increase in net loss of $15.5 million, from the $10.1 million loss recorded in the nine months ended January 2, 1999, for the same primary reasons discussed for the quarter.

Year 2000 Issues

The Year 2000 issue is the result of many computer programs being written where dates were abbreviated by using two digits to represent the year in date fields, potentially resulting in the inability to correctly process data or to operate properly. Year 2000 issues could have affected: (1) Information Technology (IT) utilized in Safelite's widely diversified business information systems, including mainframe and client server hardware and software communications and point of sale equipment (IT Systems); (2) non-IT systems utilized by Safelite, such as communications, facilities management, and manufacturing and service equipment containing embedded computer chips; and (3) IT and non-IT systems of third parties relied on by Safelite, such as customers, suppliers, distributors, banks and utilities.

Safelite underwent a comprehensive evaluation and remediation to ensure that its systems and that of its business partners were Year 2000 compliant. Consequently, Safelite successfully entered Year 2000 without disruption to its services from its internal computer systems and software. In addition, the Company has not experienced any significant Year 2000 problems with respect to vendors, customers, and/or other third parties. The monitoring of hardware, software and third party exchanges of information is ongoing and contingency plans are in place if any problems arise.

While no Year 2000 related disruptions have been experienced to date, there are some remaining Year 2000 risks. However, based on currently available information, management believes that Year 2000 related disruptions would not have a material adverse effect on the Company's financial condition or results of operations.

The total cost of addressing the Year 2000 issue was estimated to be in the range of $2.0 million to $3.0 million, with the majority of these costs representing incremental business costs to outside vendors and consultants. As of January 1, 2000, approximately $2.1 million of external costs have been incurred. Management believes that any remaining Year 2000 costs will be insignificant. Safelite does not separately track the internal costs for the Year 2000 project, with these costs being principally the related payroll costs for the management information systems staff.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine month period ended January 1, 2000 was $24.9 million, an increase in operating cash flows of $46.0 million from the same period of the prior year. The increase in operating cash flow resulted primarily from decreased restructuring requirements in the current year, as well as significant reductions in working capital, particularly in receivables.

Historically, Safelite has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As of January 1, 2000, Safelite had long-term borrowings of $475.0 million and $55.4 million of availability under its revolving credit facility.

Safelite's credit facilities contain financial and other covenants that limit the ability of Safelite to, among other things, dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, or amend other debt instruments, pay dividends, create liens on assets, make investments, loans or advances, make acquisitions, create subsidiaries, engage in mergers, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, Safelite is required to comply with certain financial covenants, including specified financial ratios, minimum interest coverage ratios and maximum leverage ratios. In the absence of improved performance which is not now anticipated, Safelite will not comply with certain covenants now contained in its senior credit facilities during the three month period ended April 1, 2000 or the three month period ended July 1, 2000.

Safelite has initiated discussions with its lenders under the senior credit facilities seeking modifications of certain covenants in the senior credit facilities which would facilitate Safelite's continued compliance with its covenants. There can be no assurance that Safelite will be successful in modifying its credit facilities or, if successful, be able to do so on terms that will not impose other restrictions on the Company. If Safelite is unable to obtain such a modification and is unable to remain in compliance with certain covenants, then, in the absence of a waiver by the lenders, Safelite would be in default under its senior credit facilities, which in the aggregate totaled $320.1 million as of January 1, 2000.

The ability of Safelite to operate its business, service its debt service obligations and reduce its total debt will be dependent on the future performance of the Company. This performance, in turn, will be subject to general economic conditions and to financial, business, and other factors, including Safelite's success in achievement of cost reductions in connection with its restructuring activities as well as factors beyond Safelite's control. A portion of Safelite's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates. Safelite uses interest rate exchange agreements to manage exposure associated with interest rate fluctuations. An increase of 1% in interest rates would have the effect of increasing annual interest expense by approximately $1.7 million based upon Safelite's nine months ended January 1, 2000 borrowing levels.

Forward-Looking Statements

Readers are cautioned that there are statements contained in this report, including but not limited to those under the caption Year 2000 Issues, which are "forward-looking" statements within the meaning of the Private Securities
Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which Safelite does business, among other things. These statements are not guarantees of future performance and Safelite has no specific intention to update these statements.

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

                                    PART II.

Item 6.       Exhibits and Reports on Form 8-K

1.       Exhibits

         Exhibit 27 -- Financial Data Schedule

2.       Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, dated October 28, 1999 which reported Allstate Insurance Company (Allstate) had advised Safelite that it did not intend to renew its Best Efforts Agreement with Safelite for autoglass repair, replacement and administrative services when that contract expires in October 2000. Safelite planned actions to reduce its overall cost structure in light of current industry conditions as well as this development. The Company expected to record restructuring charges in the quarter ended January 1, 2000 related to this effort.